Form 10-Q
period 2009-09-30
DIRECTVIEW HOLDINGS INC
filed 2009-11-16
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  000-53741

DIRECTVIEW HOLDINGS, INC.
 (Name of Registrant as specified in its charter)

DELAWARE	20-5874633
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

7700 West Camino Real, Suite 403, Boca Raton, FL 33443
 (Address of principal executive office)

(561) 750-9777
 (Registrant’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [√]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  5,411,579 shares of common stock are issued and outstanding as of November 11, 2009.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2009

TABLE OF CONTENTS

Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited) Notes to Unaudited Consolidated Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4T.	Controls and Procedures.	25
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Default upon Senior Securities.	25
Item 4.	Submission of Matters to a Vote of Security Holders.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	26

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Delaware corporation, and each of our subsidiaries.

When used in this report the following terms have the following meanings related to our subsidiaries.

•	“DirectView Video” refers to DirectView Video Technologies, Inc. a company organized under the laws of the state of Florida.

•	“DirectView Security” refers to DirectView Security Systems, Inc. a company organized under the laws of the state of Florida.

•	“Ralston” refers to Ralston Communication Services, Inc. a company organized under the laws of the state of Florida.

•	“Meeting Technologies” refers to Meeting Technologies Inc., a company organized under the laws of the state of Delaware.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10/A for the year ended December 31, 2008 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$2,989	$-
Accounts Receivable - Net	37,215	34,835
Other Current Assets	23,778	23,344

Total Current Assets	63,982	58,179

PROPERTY AND EQUIPMENT - Net	14,293	18,275
OTHER ASSETS	8,901	8,901

Total Assets	$87,176	$85,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank Overdraft	$-	$1,575
Notes Payable	62,000	17,000
Accounts Payable	386,715	323,933
Accrued Expenses	701,040	607,441
Deferred Revenue	8,542	9,333
Due to Related Parties	140,406	451

Total Current Liabilities	1,298,703	959,733

LONG-TERM LIABILITIES:
Note Payable	-	45,000
Deferred Revenue	865	2,152
Due to Related Parties	-	55,251

Total Liabilities	1,299,568	1,062,136

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized;
5,378,329 and 25,500,032 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively)	538	2,550
Additional Paid-in Capital	10,828,517	10,797,802
Accumulated Deficit	(12,041,447)	(11,777,133)

Total Stockholders' Deficit	(1,212,392)	(976,781)

Total Liabilities and Stockholders' Deficit	$87,176	$85,355

(1) Derived from Audited Financial Statements

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$35,873	$81,553	$107,401	$188,622

COST OF SALES	3,502	11,060	38,553	50,474

GROSS PROFIT	32,371	70,493	68,848	138,148

OPERATING EXPENSES:
Depreciation	1,326	1,313	3,981	3,939
Bad Debt Expenses	1,398	-	1,398	7,000
Professional Fees	(14,790)	990	21,496	104,595
Compensation and Related Taxes	53,127	53,939	177,983	236,235
Other Selling, General and Administrative	58,516	72,488	159,804	199,951

Total Operating Expenses	99,577	128,730	364,662	551,720

LOSS FROM OPERATIONS	(67,206)	(58,237)	(295,814)	(413,572)

OTHER INCOME (EXPENSES):
Other Income	-	-	38,345	9,131
Interest Expense	(2,188)	(1,785)	(6,845)	(5,617)

Total Other (Expense) Income	(2,188)	(1,785)	31,500	3,514

NET LOSS	$(69,394)	$(60,022)	$(264,314)	$(410,058)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$-	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	12,016,000	25,000,000	20,974,999	25,000,000

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(264,314)	$(410,058)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	3,982	3,940
Common stock issued for services	31,250	50,000
Cancellation of common stock issued for services	(50,000)	-
Bad debt expenses	1,398	7,000
(Increase) Decrease in:
Accounts receivable	(3,778)	(16,045)
Other current assets	(434)	(14,940)

Increase (Decrease) in:
Accounts payable	62,782	41,359
Accrued expenses	96,991	223,197
Customer deposits	-	(26,100)
Deferred revenue	(2,078)	(1,015)

Net Cash Flows Used in Operating Activities	(124,201)	(142,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(232)

Net Cash Flows Used in Investing Activities	-	(232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(1,575)	1,925
Proceeds from notes payable	-	110,500
Proceeds from sale of common stock	47,453	15,000
Repayments of related party advances	(790)	(7,593)
Due to related parties	82,102	700

Net Cash Flows Provided by Financing Activities	127,190	120,532

Net Increase (Decrease) in Cash	2,989	(22,362)

Cash - Beginning of Period	-	23,054

Cash - End of Period	$2,989	$692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Notes Payable and Accrued Interest	$-	$185,014

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DirectView Holdings, Inc., (the “Company”), was incorporated in the State of Delaware on October 2, 2006. On October 9, 2006, the Company entered into a Subsidiary Stock Purchase Agreement with GS Carbon Trading Inc. (“GS”) formerly DirectView, Inc., a publicly held company.  GS sold its subsidiaries to the Company in return for the assumption by the Company of a portion of GS’ liabilities and all trade credit and other liabilities incidental to these subsidiaries' operations.

For financial reporting purposes, the assets, liabilities, historical earnings (deficits), and additional paid in capital of the acquired subsidiaries are reflected in the Company’s financial statements.

The Company has the following four wholly-owned subsidiaries: DirectView Video Technologies Inc., DirectView Security Systems Inc., Ralston Communication Services Inc., and Meeting Technologies Inc.

The Company is a full-service provider of teleconferencing services to businesses and organizations. The Company's conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company's primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies.

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes as of and for the year ended December 31, 2008.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2009, and the results of operations and cash flows for the nine months ending September 30, 2009 have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the periods then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, stock-based compensation and the useful life of property and equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair Value of Financial Instruments

The Company adopted the new guidance on fair value measurements. The new guidance clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, notes payable and due to related parties approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company's debt and the interest payable on the notes approximates the Company's incremental borrowing rate.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2009 and December 31, 2008, management determined that an allowance is necessary which amounted to $52,892 and $51,494, respectively. During the nine months ended September 30, 2009 and 2008, the Company wrote-off $1,398 and $7,000, respectively of uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the nine months ended September 30, 2009 and 2008 totaled approximately $2,570 and $2,127, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and amounted to $139 and $1,078 for the nine months ended September 30, 2009 and 2008, respectively.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2009 and 2008.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.  When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting.  Delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control.

The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage.

Revenue for video equipment sales is recognized upon delivery and installation.

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Stock Based Compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of the FASB Accounting Standards Codification. This FASB Accounting Standards Codification requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). The FASB Accounting Standards also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. For the nine months ended September 30, 2009 and 2008, the Company did not grant any stock options.

Concentrations of Credit Risk and Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2009, subsequent events were evaluated by the Company as of November 16, 2009, the date on which the unaudited consolidated financial statements at and for the period ended September 30, 2009, were available to be issued.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At September 30, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 16, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2009, the Company had an accumulated deficit of $12,041,447, and a working capital deficiency of $1,234,721. Additionally, for the nine months ended September 30, 2009, the Company incurred net losses of $264,314, and had negative cash flows from operations in the amount of $124,201. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the nine months ended September 30, 2009, the Company received related party advances of approximately $82,000 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2009	December 31, 2008
Furniture and fixtures	3 years	$2,771	$2,771
Leasehold improvements	5 years	24,986	24,986
		27,757	27,757
Less: Accumulated depreciation		(13,464)	(9,482)
		$14,293	$18,275

For the nine months ended September 30, 2009 and 2008, depreciation expense amounted to $3,982 and $3,940, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 4 – NOTES PAYABLE

During the year ended December 31, 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share. During fiscal 2008, the Company issued 139,562 shares in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share. The balance of the senior secured promissory note amounted to $17,000 as of September 30, 2009. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.

During the year ended December 31, 2008 and 2007, the Company issued unsecured notes payable aggregating $25,000 and $132,500, respectively. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 3% interest per annum and mature three years from the date of issuance. The Company may prepay these notes in cash or equivalent securities at any time without penalty. During fiscal 2008, the Company issued 230,470 shares in connection with the conversion of principal amount of $112,500 and accrued interest of $2,735 of these notes payable. The fair value of such shares issued amounted to approximately $115,235 or $0.50 per share.

During the nine months ended September 30, 2009, the Company classified $45,000 3% unsecured notes payable from long-term to short-term. As of September 30, 2009, notes payable - current portion amounted to $62,000.

Accrued interest on the 3% and 8% notes payable amounted to approximately $5,045 and $3,011 as of September 30, 2009 and December 31, 2008, respectively and is included in accrued expenses.

Future maturities of long-term debt are as follows:

	Period Ended September 30, 2009	Year Ended December 31, 2008
2010 (current liability)	$62,000	$17,000
2011		45,000
	$62,000	$62,000

NOTE 5 - STOCKHOLDERS’ DEFICIT

In April 2009, the Company issued 50,000 shares of common stock in connection with accounting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.50 per share or $25,000 based on the recent selling price of the Company’s common stock which has been recognized as professional expense.

In April 2009, the Company received proceeds of $10,000 from the sale of 20,000 shares of the Company's common stock.

In May 2009, the Company issued 12,500 shares of common stock in connection with business and general advisory services rendered during first quarter of fiscal 2009. The Company valued these common shares at the fair market value on the date of grant at $0.50 per share or $6,250 based on the recent selling price of the Company’s common stock. The Company has recorded accrued consulting expense of $6,250 during the first quarter of fiscal 2009.

 In July 2009, the Company cancelled 20,717,500 shares of common stock previously issued to the Company’s CEO as founder shares. In connection with the return of the 20,717,500 shares of common stock, the Company valued the cancelled shares at par value of $0.0001 per share and recorded it against paid in capital.

In July 2009, the Company cancelled 100,000 shares of common stock previously issued for professional legal service. In connection with the return of the 100,000 shares of common stock, the Company valued the cancelled shares at fair value of $0.50 per share or $50,000 based on the recent selling price of the Company’s common stock and recorded a corresponding decrease in professional fees during the nine months ended September 30, 2009.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 5 - STOCKHOLDERS’ DEFICIT

In July 2009, the Company entered into a Stock Purchase Agreement with Redrock Strategies, Inc. (“Redrock”), a British Virgin Island Corporation. Pursuant to this agreement, Redrock shall purchase up to 3,000,000 shares of the Company’s common stock until December 31, 2010. In accordance with the Share Deposit Escrow Agreement, the Company agreed to place in escrow 3,000,000 shares which will be used to disburse and deliver the shares upon purchase and receipt of proceeds. The Company shall sell the shares at a purchase price which is 10% of the net proceeds received by Redrock from selling the Company’s common stock. As defined in the Stock Purchase Agreement, Redrock shall assign the voting rights of all the Company’s common stock related to this agreement to our Board of Directors. Between August 7, 2009 and September 30, 2009, the Company received proceeds of approximately $37,000 from the sale of 613,297 shares of the Company's common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at September 30, 2009 and December 31, 2008 was $56,440 and $55,251, respectively. As of September 30, 2009, this note was reflected as a short term debt.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At September 30, 2009 and December 31, 2008, the Company had a payable to the Chief Executive Officer of the Company amounting to $29,864 and $451, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At September 30, 2009, the Company had a payable to the Chief Financial Officer of the Company amounting to $4,900. These advances are short-term in nature and non-interest bearing.

In March 2009, the Company issued a promissory note amounting to $20,000 to the Chief Executive Officer of the Company. This note is payable in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and was payable in September 2009. In October 2009, the Company and the Chief Executive Officer of the Company agreed to change the term of this promissory note into a demand note.

In May 2009, the Company issued a promissory note amounting $5,000 to the Chief Executive Officer of the Company. This note is payable in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in November 2009. In November 2009, the Company and the Chief Executive Officer of the Company agreed to change the term of this promissory note into a demand note.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $2,202 as of September 30, 2009 and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of September 30, 2009 and December 31, 2008 totaling to $499,084 and $404,737, respectively and has been included in accrued expenses.

NOTE 7 - ACCRUED PAYROLL TAXES

As of September 30, 2009, the Company recorded a liability related to unpaid payroll taxes for the year ended December 31, 2007 to September 30, 2009 for $41,823 and since that date through November 11, 2009 unpaid payroll taxes due is approximately $42,000. Such amount has been included in accrued payroll expense in the accompanying consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 8 - SUBSEQUENT EVENTS

In October 2009, the Company received proceeds of $1,927 from the sale of 33,250 shares of the Company's common stock.

In October 2009, an unrelated party loaned $10,000 to the Company. This loan is payable in cash or security equivalent at the option of the holder. This loan is non interest bearing and is due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our operations are conducted within two divisions:

∙	Our video conferencing divisions which is a full-service provider of teleconferencing products and services to businesses and organizations, and
∙	Our security division which provides surveillance systems, digital video recording and services to businesses and organizations.

Our video conferencing products and services enable our clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. Our primary focus is to provide high value-added conferencing products and services to organizations such as commercial, government, medical and educational sectors. We generate revenue through the sale of conferencing services based upon usage, the sale and installation of video equipment and the sale of maintenance agreements.

              We are also a provider of the latest technologies in surveillance systems, digital video recording and services.  The systems provide onsite and remote video and audio surveillance. We generate revenue through the sale and installation of surveillance systems and the sale of maintenance agreements.

Our company was formed in October 2006.  Immediately thereafter we acquired Ralston Communication Services and Meeting Technologies from DirectView, Inc., a Nevada corporation of which Mr. and Mrs. Ralston were officers and directors immediately prior to such acquisition, in exchange for the assumption by us of these subsidiaries working capital deficiencies and any and all trade credit and other liabilities.  Both of these entities had historically provided the video conferencing services we continue to provide.  Thereafter, in February 2007 we formed DirectView Security Systems, Inc.  and in July 2007 we formed DirectView Video. Directview Security began offering services and products immediately from inception.

Our net sales are not sufficient to fund our operating expenses.  We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company.  These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to market our company in an effort to increase our sales.  We are always looking for opportunities with new dealers, and plan to evaluate the market for our products throughout 2009 to determine whether we should hire additional employees in our sales force. We seek to establish brand identity for our company, communicate our brand and its values to investors and customers, build a relationship and reinforce existing relationships and further trigger recognition through telemarketing and hiring additional sales people to our sales staff. We believe that these strategies will provide an avenue for us to increase consumer usage of our technology, increase demand for our products and generate revenues. No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

             We will need to raise approximately $500,000 in additional capital to fund our operating expenses, pay our obligations as they become due and to market our company.  As a privately held company, our experience has demonstrated that our ability to raise capital is generally limited.  Following the effectiveness of our registration statement, we became subject to the reporting obligations of the Securities Exchange Act of 1934 and require us to file quarterly and annual reports, among other filings, with the Securities and Exchange Commission, and we hope to obtain a quotation of our common stock on the OTC Bulletin Board.  We believe that both of these actions will increase our opportunities to raise the necessary capital to continue our business in that there will be public information available on our company and our financial condition and a trading market for our common stock.  There are no assurances, however, that our assumption is correct.  We may not be successful in obtaining the quotation of our common stock on the OTC Bulletin Board and even if we are successful there are no assurances a meaningful market for our common stock will develop.  The uncertainty in the capital markets, the small size of our company and the low barriers to entry in our market make our company less attractive to prospective investors and we may never be successful in raising the needed capital.  In addition, our operating expense will increase in future periods because we will incur higher professional fees to comply with the reporting requirements of the Securities Exchange Act of 1934.  If we are unable to raise the necessary capital, we will not be able to expand our business and our ability to continue as a going concern will be in jeopardy.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include revenue recognition and accounting for stock based compensation.

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting. Delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. The following policies reflect specific criteria for our various revenues streams:

∙	Revenue is recognized upon completion of conferencing services. We generally do not charge up-front fees and bill our customers based on usage.

∙	Revenue for video equipment sales is recognized upon delivery and installation.

∙
Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

             Stock based Compensation

             Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of the FASB Accounting Standards Codification. This FASB Accounting Standards Codification requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). The FASB Accounting Standards also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Use of Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Account Receivable

We have a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Income Taxes

Income taxes which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and we intend to settle our current tax assets and liabilities on a net basis.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on our financial statements.

Recent accounting pronouncements

               In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

              Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

              The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

               In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

                In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At September 30, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

                 In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 16, 2009.  During this period no material subsequent events came to our attention.

                 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

                 In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

                 In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

Net Sales

Overall, our net sales for the three and nine months ended September 30, 2009 decreased approximately 56% and 43%, respectively from the comparable periods in 2008.  The following table provides comparative data regarding the source of our net sales in each of these periods:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	(unaudited)		(unaudited)
	$	% of Total	$	% of Total
Video conferencing services	23,971	67%	66,025	81%
Security services	11,902	33%	15,528	19%
Total	35,873	100%	81,553	100%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	(unaudited)		(unaudited)
	$	% of Total	$	% of Total
Video conferencing services	95,244	89%	137,616	73%
Security services	12,157	11%	51,006	27%
Total	107,401	100%	188,622	100%

Net sales of our videoconference services for the three and nine months ended September 30, 2009 decreased approximately 64% and 31%, respectively as compared to the three and nine months ended September 30, 2008.   Revenue was down substantially, on reduced videoconference product sales, leading us to seek cost reductions throughout the organization. Videoconference product revenue fell during the three and nine months ended September 30, 2009 due to reduced orders from three customers. We believe that the current economic downturn of the economy have negatively affected our revenues.  Maintenance, service and video conference room and equipment rental income decreased by approximately $10,100 or 24% during the nine months ended September 30, 2009 as compared to the same period in 2008. Additionally, during the nine months ended September 30, 2009, our sales force was decreased by two employees, one of them being our former President.

Net sales of security services for the three and nine months ended September 30, 2009 decreased as compared to the same period in 2008. Net sales of security services for the three and nine months ended September 30, 2009 decreased by approximately 23% and 76%, respectively as compared to the same period in 2008. We believe that the current economic downturn of the economy have negatively affected our revenues in the security division. Furthermore, during the nine months period ended September 30, 2009, we focus our efforts on our videoconferencing operations.

Additionally, we experienced increased competition from competitors that sell similar products. We believe that the current economic downturn of the economy has negatively affected our revenues.  In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the three and nine months ended September 30, 2009, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues increased approximately 9% for the nine months ended September 30, 2009 from the comparable period in 2008.  The following table provides information on the cost of sales as a percentage of net sales for the nine months period ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
Cost of Sales as a Percentage of Net Sales	2009	2008
	(unaudited)
Video conferencing services	33%	22%
Security services	3%	5%
Total	36%	27%

During the nine months ended September 30, 2009, our cost of sales for our videoconferencing division as a percentage of net sales increased due to a decrease in videoconference maintenance and service income as compared to the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, our cost of sales for our security division as a percentage of net sales slightly decreased as compared to the nine months ended September 30, 2008.

Total operating expenses for the three months ended September 30, 2009 were $99,577, a decrease of $29,153, or approximately 23%, from total operating expenses for the comparable the three months ended June 30, 2008 of $128,730. Total operating expenses for the nine months ended September 30, 2009 were $364,662, a decrease of $40,147, or approximately 20%, from total operating expenses for the comparable the nine months ended September 30, 2008 of $551,720. This decrease is primarily attributable to:

•           a decrease of $5,602, or 80%, in bad debt expenses due to the decrease in write-off of our accounts receivable during the nine months ended September 30, 2009;

•           a decrease of  $15,780 or 1594% and $83,099 or 79% in professional fees during the three and nine months ended September 30, 2009, respectively, the decrease is primarily related to a decrease in accounting and legal fees. In addition, we cancelled 100,000 shares of common stock previously issued for legal service. In connection with the return of the 100,000 shares of common stock, we valued the cancelled shares at par value of $0.50 per share or $50,000 based on the recent selling price of our common stock and recorded a corresponding decrease in professional fees during the three and nine months ended September 30, 2009.

•           a decrease of $812 or 2% and $58,252 or 25%, in compensation expense during the three and nine months ended September 30, 2009, respectively, which is primarily attributable to a decrease in commission expenses during the three and nine months ended September 30, 2009 as a result of decreased net sales as compared to the 2008 period. Additionally, during the nine months ended September 30, 2009, our sales force was decreased by two full time employees as compared to the same period in 2008.

•           a decrease of $13,972 or  19% and $40,147, or approximately 20%, during the three and nine months ended September 30, 2009, respectively,  in other selling, general and administrative expenses as  summarized below:

	Three Months Ended September 30,
	2009	2008

Advertising and promotion	$1,134	$1,133
Auto expense	6,726	4,736
Health insurance	4,847	5,590
Telephone and communications	8,170	11,948
Travel and entertainment	3,299	17,710
Rent	14,529	28,578
Other	19,811	2,793
	$58,516	$72,488

	Nine Months Ended September 30,
	2009	2008

Advertising and promotion	$2,570	$2,127
Auto expense	14,785	12,524
Health insurance	14,672	17,633
Telephone and communications	26,422	44,540
Travel and entertainment	10,620	26,076
Rent	43,589	42,788
Other	47,146	54,263
	$159,804	$199,951

The decrease in other selling, general and administrative expenses is primarily attributable to the following changes in these expenses from the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008:

1)             Advertising expense slightly increased during the three and nine months period September 30, 2009, respectively,  due to increase expense in web design.
2)             Auto expenses increased by $1,990 or 42% and $2,261 or 18% during the three and nine months period September 30, 2009, respectively, as a result of increased auto insurance expense.
3)             Health insurance expense decreased by $743 or 13% and $2,961 or 17% during the three and nine months period September 30, 2009, respectively due to a decrease in health insurance coverage as a result of a decrease  in full time employees.
4)             Telephone and communications expenses decreased by $3,778 or 32% and $18,118 or 41% during the three and nine months period September 30, 2009, respectively, due to cost cutting measures.
5)             Travel and entertainment expenses decreased by $14,411 or 81% and $15,456 or 59% during the three and nine months period September 30, 2009, respectively, due to decreased sales-related travel.
6)            a minimal increase of $801, or approximately 2%, in rent expense for the nine months ended September 30, 2009.
7)             Other selling, general and administrative expenses, which includes postage, general insurance, and office supplies, utilities and expenses decreased overall by $7,117 or 13% during the nine months period September 30, 2009, respectively, due to cost cutting measures.

We presently anticipate that operating expenses for the remainder of fiscal 2009 will increase as a result of becoming a public company, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $67,206 and $295,814 for the three and nine months ended September 30, 2009, respectively as compared to a loss from operations of $58,237 and $413,572 for the three and nine months ended September 30, 2008. An increase of $8,969 or 15% for the three months ended September 30, 2009 and a decreased of $117,758 or 28%, for the nine months ended September 30, 2009.

Other Income (Expenses)

Total other income (expense) was ($2,188) and $31,500 for the three and nine months ended September 30, 2009 as compared to other income (expense) of ($1,785) and $3,514 for the three and nine months ended September 30, 2008, respectively. An increase of other expense of $403 for the three months ended September 30, 2009 and an increased of other income of $27,986, for the nine months ended September 30, 2009 is primarily attributable to:

•           $38,345 and $9,131 of other income for the nine months ended September 30, 2009 and 2008, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

•           An increase of $403 and $1,228 in interest expense for the three and nine months ended September 30, 2009 and 2008, respectively as compared to the same periods in 2008 which reflects interest incurred in borrowings under the 3% and 8% notes payable issued during fiscal year 2008.

Net loss

We reported a net loss of $69,394 and $264,314 for the three and nine months ended September 30, 2009, respectively, as compared to a net loss of $60,022 and $410,058 for the three and nine months ended September 30, 2008, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2009, we had a cash balance of $2,989. Our working capital deficit increased to $1,234,721 at September 30, 2009 from a working capital deficit of $901,554 at December 31, 2008.

We reported a net increase in cash for the nine months ended September 30, 2009 of $2,989. While we currently have no material commitments for capital expenditures, at September 30, 2009 we owed $62,000 under various notes payable.  During fiscal 2008, the holders of $181,000 of notes have converted those notes into an aggregate of 370,032 shares of our common stock and we have raised an additional $15,000 through the sale of our securities. Subsequent to December 31, 2008, we have borrowed an aggregate of $47,000 from our Chief Executive Officer under various notes payable agreement and received proceeds from sale of stock of $47,000 between April 2009 and September 2009 and approximately $1,900 in October 2009. We do not presently have any external sources of working capital.

At September 30, 2009 we owed Mr. and Mrs. Michele Ralston, executive officers and directors of our company $140,406 for amounts they have advanced to us for working capital.  Of this amount, $29,864 and $4,900 which is owed to Mr. Roger Ralston  and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $25,000 and a $22,000 note payable maturing in June 2010 plus accrued interest of $2,202 is owed to Mr. Ralston which bears interest at 12%, and the remaining $56,440, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010.

Accrued liabilities as of September 30, 2009 consist of the following:

·        Accrued salaries to our officers and certain employees amounting to $570,456
·        Accrued commissions to certain employees amounting to $60,590
·        Accrued payroll taxes of $41,824
·        Sales tax payable of $17,353
·        Accrued expenses of $10,817

              Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We will need to raise approximately $500,000 in additional capital to fund our operating expenses, pay our obligations as they become due and to market our company. We reported a net loss of $527,088 and $364,173 in fiscal 2008 and 2007 respectively.  At September 30, 2009 we had a working capital deficit of $1,234,721 and net loss of $264,314.  We do not anticipate we will be profitable in fiscal 2009.  Therefore our future operations will be dependent on our ability to secure additional financing.  We will be required to raise additional capital to fund our future operations within the next 12 months. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the years ended December 31, 2008 and 2007 as well as the interim financial statements for the period ending September 30, 2009 a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2009 amounted to $124,201 and was primarily attributable to our net losses of $264,314, offset by depreciation of $3,982, bad debts of $1,398, stock based expenses of $31,250, total changes in assets and liabilities of $153,483 and add back of $50,000 related to cancellation of common stock issued for services. Net cash flows used in operating activities for the nine months ended September 30, 2008 amounted to $142,662 and was primarily attributable to our net losses of $410,058 , offset by depreciation of $3,940, stock based expense of $50,000, bad debts of $7,000, and total changes in assets and liabilities of $206,456.

Investing activities

 Net cash used in investing activities was $232 in the 2008 period and represented the purchase of an equipment.

Financing activities

Net cash flows provided by financing activities was $127,190 for the nine months ended September 30, 2009. We received net proceeds from advances from related parties of $82,102, sale of stock of $47,453, offset by repayments on related party advances of $790 and bank overdraft of ($1,575). Net cash flows provided by financing activities was $120,532 for the nine months ended September 30, 2008. We received net proceeds from notes payable and sale of stock of $125,500 and $700, respectively, offset by repayments on related party advances of $7,593 and bank overdraft of $1,925.

Stock Purchase Agreement with Redrock Strategies, Inc.

              In July 2009, the Company entered into a Stock Purchase Agreement with Redrock Strategies, Inc. (“Redrock”), a British Virgin Island Corporation. Pursuant to this agreement, Redrock shall purchase up to 3,000,000 shares of our stock until December 31, 2010. In accordance with the Share Deposit Escrow Agreement, we agreed to place in escrow 3,000,000 shares which will be used to disburse and deliver the shares upon purchase and receipt of proceeds. We shall sell the shares at a purchase price which is 10% of the net proceeds received by Redrock from selling our shares. As defined in the Stock Purchase Agreement, Redrock shall assign the voting rights of all the stock related to this agreement to our Board of Directors. Between August 7, 2009 and October 31, 2009, we received proceeds of approximately $37,000 from the sale of 613,297 shares of our stock to Redrock.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Short term loans- unrelated party	$62,000	—	62,000	—	—
Short term loans- related party	$140,406	61,966	78,440	—	—
Operating Leases	$97,598	—	97,598	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$300,004	61,966	238,038	—	—

 Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

                Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO, has concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

               Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

               None.

ITEM 1A. RISK FACTORS.

               Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between August 2009 and September 2009, we sold an aggregate of 613,297 shares of our common stock for gross proceeds of approximately $37,000 to an accredited investor in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

In October 2009, we sold an aggregate of 33,250 shares of our common stock for gross proceeds of approximately $1,900 to an accredited investor in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 None.

ITEM 5.  OTHER INFORMATION.

                 None.

ITEM 6. EXHIBITS

31.1           Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1           Section 1350 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: November 16, 2009	By:	/s/ Roger Ralston
Roger Ralston, Chief Executive Officer

Date: November 16, 2009	By:	/s/ Michele Ralston
Michele Ralston, Chief Financial Officer