Form 10-K
period 2009-12-31
DIRECTVIEW HOLDINGS INC
filed 2010-04-14
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________
Commission file number: 000-53741

DIRECTVIEW HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5874633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21218 Saint Andrews Blvd., suite 323, Boca Raton, FL	33433
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(561) 750-9777

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes   [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes   [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [√ ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $291,266 on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,790,644 shares of common stock are issued and outstanding as of April 6, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

i

DIRECTVIEW HOLDINGS, INC.
FORM 10-K

ii

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this registration statement contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our history of losses and declining sales, our ability to raise sufficient capital to fund our operating losses, increase our net sales to a level which funds our operating expenses, economic, political and market conditions and fluctuations, competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this registration statement in its entirety, including the risks described in Item 1A. Risk Factors.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this registration statement, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

iii

PART I

Item 1.               Business.

ORGANIZATION

Directview Holdings, Inc., a Delaware corporation (“Directview Holdings”) was formed in October 2006. At that time DirectView Holdings acquired Ralston Communications Services, Inc., a Florida Corporation, (“Ralston Communications”) and Meeting Technologies, Inc. a Delaware corporation (“Meeting Tech”).

Thereafter Directview Holdings formed Directview Security Systems, Inc., a Florida corporation (“Directview Security”) as a wholly owned subsidiary in February 2007 and Directview Video Technologies, Inc., a Florida corporation, (“Directview Video”) as a wholly owned subsidiary in July 2007.

In November 2008, Homeland Integrated Security Systems, Inc., a Florida corporation (name changed to DirectView Technology Group, Inc. and referred to hereafter as “Technology Group) entered into an acquisition agreement with Directview Video Technology, Inc. a Florida corporation (“Directview Video”). The agreement includes a condition to ultimate consummation of the transaction, a 30-day clause which provided for termination of the agreement in the event any of the payment or exchanges were not finalized. Technology Group failed to pay the consideration within 30 days of acquisition which resulted to a termination of such agreement. Thus the closing of this transaction did not occur or consummate. As a result of these transactions and events, Technology Group, Roger Ralston and the DirectView companies did not complete the acquisition and integration of the DirectView companies with Technology Group, and there has been no relationship between the parties since that time. Mr. Ralston, our CEO, or any of the employees of Directview Holdings do not presently hold any position or ownership of Technology Group.

SUBSIDIARIES

DirectView Video Technologies, Inc. is a full-service provider of high-quality, cost efficient videoconferencing technologies and services.  DirectView provides multipoint videoconferencing, network integration services, custom room design, staffing, document conferencing and IP / webconferencing services to businesses and organizations in the United States and around the world.  DirectView conferencing services enable our clients to cost-effectively, instantaneously conduct remote meetings by linking participants in geographically dispersed locations.

DirectView Security Systems, Inc. - is a provider of the latest technologies in surveillance systems, digital video recording and services.  The systems provide the latest in onsite and remote video and audio surveillance.

Ralston Communications Services, Inc. – is a full service provider of network services who partners with Sprint and works with other carriers such as Verizon and AT&T.  The network allows many clients of other Directview Holdings companies to communicate whether they need it for DirectView videoconferencing connections or monitoring or DVRs.

Meeting Technologies Inc. – is a company that provides services similar to DirectView Video Technologies, Inc.

CURRENT BUSINESS OPERATIONS

Through our subsidiaries, our business operates within two divisions (i) video conferencing services, and (ii) security and surveillance.  All of these entities combine to provide the services offered by Directview Holdings.  None of the employees or officers of Directview Holdings provide similar services for any other entity.

Video conferencing services:  full-service provider of teleconferencing services.

Security & Surveillance.  Designs and installs surveillance systems, digital video recording and services.

Video conferencing services

We are a full-service provider of video conferencing technologies and services.  We provide multipoint video conferencing, network integration services, custom room design, staffing, document conferencing and IP/webconferencing services to businesses and organizations in the United States and in fiscal 2008, we focus to provide this around the world.  We believe that our video conferencing services enable our clients to cost-effectively, instantaneously conduct remote meetings by linking participants in geographically dispersed locations.  Our mission is to provide customized video conferencing solutions and services to businesses and organizations.  From design to installation, we strive to deliver products and services that are simple to understand, easy to implement and even easier to use.

Our products and services include the:

•	sale of conferencing services based upon usage,

•	sale and installation of video equipment, and

•	sale of maintenance agreements.

Video conferencing as a medium for business communications has provided opportunities to streamline complex business processes and to conduct transactions more efficiently. As a result, sophisticated audio or video-enabled interactive communications have become increasingly necessary as companies seek to become more efficient and effective. We seek to employ the technical knowledge of our management team to provide our clients with solutions for a wide range of applications suitable for a variety of industries. We have installation and integration experience with expertise in one-on-one or large, multi-sided group meetings, and we currently have installations ranging from very simple configurations to highly customized rooms with multiple cameras, document presentation stands, recording devices, scanners, and printers.

Initially we provide consultation to address and evaluate the project requirements and to offer expert advice on technology solution for our customer’s specific application.  We assess the customer’s needs, desires and existing communications equipment, as well as cost-justification and return-on-investment analysis for system installations.  Our products and services include multipoint video conferencing, network integration services, custom room design, staffing, document conferencing and IP/web conferencing services.

A multipoint video conference is a video conference involving more than two sites.  As a participant speaks, video is switched at all sites to broadcast the person speaking by a device called a multi-control unit. This switching unit is sound activated and can distinguish between short ambient sounds and long sustained sounds.  It can also be set up in a “Hollywood Squares” type of look where all participants see each other.  The call can also be set in a “chairperson mode” in which all sites see only the person heading the call.  We offer multipoint bridge services to tie all of the locations, and we control this multipoint bridge.  We outsource the remote access services which are incorporated into these multipoint video conferences to a variety of third party providers. We have no fixed agreements with such third party providers. Our base standard price is from $125 to $150 per hour per location which includes all costs related to these services.  Where the client requests, we can staff a client assignment with one of our employees to manage all of the client’s video conferencing needs.  The cost of this technical support varies from assignment to assignment.

We offer a wide variety of network integration services to support our clients’ planning, design, and implementation efforts in deploying new network technologies such as Internet protocol (IP), integrated services digital network (ISDN), a T-1 data transfer system or working with their existing network infrastructure.  Our network integration services are designed to be comprehensive to ensure that all unique collaboration needs are met.  Our services can include a full menu of services from initial order coordination with outside contractors or providers to liaison with local phone companies, installation, training, or can be customized for a particular job. Whether starting from scratch or working with an existing environment we can also provide all aspects of design and installation for video conferencing rooms, including room layout, furniture, built in wall monitors, custom audio and video as well as document collaboration such as T120 data conferencing and document camera and presentation stands.  We will also design computer integration.  Costs for these custom installations may vary based upon the layout and complexity of the job.

We also offer our clients document conferencing and IP/Web conferencing services. Document conferencing affords the ability to bring people together to discuss, review and collaborate as a group, and to make on-line, real-time decisions regardless of the locations of the participants.  IP/web conferencing services provides the client with a reliable and affordable way to share software applications, PowerPoint presentations, or anything running on a personal computer with others in online meetings.  With these systems, meeting participants can view with clarity what is displayed on a desktop.  We utilize third party software and applications such as Polycom and Sony to provide these services to our clients.

When a video conferencing system is functional, we also provide training to all levels of the customer's organization, including executives, managers, management information systems and data processing administrators, technical staff and end users.  The training includes instruction in system operation, as well as the planning and administration of meetings.  The training can last anywhere from one hour to two days, depending upon the level of training that the client requests or requires.  All training costs are built into each sale where training is required.

We are also a reseller of video conferencing products, including integrated video conferencing systems, video presentation products, flat screen monitors, iPower collaboration tools, Polycom view stations.  We sell products from a variety of top manufacturers including Sony, Elggen, Fujitsu, Hitachi, JVC, NEC, Panasonic, Phillips, Pioneer, Samsung and ViewSonic.

Security services

We are also a provider of the latest technologies in surveillance systems, digital video recording and services.  The systems provide onsite and remote video and audio surveillance.

We offer several service options to protect and maintain each company's security investment which includes a customized security system. We assess each client’s security needs and challenges through an on-site survey, which is performed by specially trained technicians, consists of a video-taped analysis and in-depth interviews to determine each client's security needs. We also make recommendations for initiating or improving each client’s systems as well as, providing a plan for growth.  We offer a complete line of non-proprietary products including digital video recorders, access control, ID badging, communications and integration of all of the foregoing.  We are able to provide a plan for a simple addition or a major migration to a new platform. We provide the highest quality installations, from mobilization to final testing, certification and training.

Suppliers

We are dependent on third parties for the supply and manufacturing of our subassemblies, components and electronic parts, including standard and custom-designed components. We generally do not maintain supply agreements with such third parties but instead purchase components and electronic parts pursuant to purchase orders in the ordinary course of business. We are dependent on the ability of our third-party manufacturers and suppliers to meet our design, performance and quality specifications.

Marketing and Distribution

Our video conferencing products and services are marketed and sold to the commercial, government, medical and educational sectors through a direct sales force and through referrals. We currently have three sales agents in our direct sales force that works for commission.  A majority of our sales comes from word of mouth and referrals. Sales of video conferencing products to resellers are made on terms with respect to pricing, payment and returns that are consistent with those offered to end user customers. No price protection or similar arrangement is offered, nor are the obligations as to payment contingent on the resale of the equipment purchased by the reseller. There are no special rights to return equipment granted to resellers, nor are we obligated to repurchase reseller inventory.

We provide our video conferencing sales force with ongoing training to ensure that it has the necessary expertise to effectively market and promote our business and solutions. In conjunction with manufacturer-sponsored programs, we provide existing and prospective customers with sales, advertising and promotional materials. We maintain up-to-date systems for demonstration purposes in all of our sales offices and demonstration facilities. Our technical and training personnel periodically attend installation and service training sessions offered by video communications manufacturers to enhance their knowledge and expertise in the installation and maintenance of the systems.

Our security systems division focuses a majority of its sales and marketing efforts in any industry and companies where there is space/room to be monitored by our surveillance camera systems. Our marketing efforts are done through direct sales force, referrals and our website.

Competition

The market for video conferencing products and services is extremely competitive. Competitive factors include pricing, our reputation and ease of use.  Our primary competitors include manufacturers and resellers of video communications equipment, some are larger, have longer operating histories and have greater financial resources and industry recognition than us. The competitors would include local Bell Companies, Polycom and Tandberg.

The security industry is highly competitive. We compete on a local and regional level with a small number of major firms and many smaller companies in the installed surveillance system space, and nationally in the direct to dealer space. We compete primarily on the quality of our service and the design and reliability of our products. Some of our competitors have greater name recognition and financial resources than us. We may also face competition from potential new entrants into the security industry or increased competition from existing competitors that may attempt to develop the ability to offer the full range of services that we offer. We believe that competition is based primarily on the ability to deliver solutions that meet a client’s requirements and, to a lesser extent, on price. Our competitors in the installed system space include Vector Security, American Sentry Guard, GVI Security Solutions, Inc., ADT Security Services, Ltd. (a division of Tyco International) and Sonitrol, Inc. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors who are larger or better capitalized.

Since the barriers to entry in the market are relatively low and the potential market is large, we expect continued growth in existing competitors and the entrance of new competitors in the future.  Most of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.  As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing products and services.  There are no assurances we will ever effectively compete in our target markets.

Our Customers

Our video conferencing products and services are sold to commercial, government, medical and educational sectors that use technology to cost-effectively, instantaneously conduct remote meetings by linking participants in geographically dispersed locations. Our security system division provides the latest technologies in surveillance systems, digital video recording and services in any industry, organization and companies. In 2009 two clients, Diebold Enterprise Security Systems, Inc. and Niscayah, Inc. accounted for in excess of 21% of our total consolidated revenues.  These clients accounted for revenues of $37,500, representing approximately 21% of our consolidated revenues in 2009. In 2008 three clients accounted for in excess of 10% of our total consolidated revenues.  These three clients, FTI Consulting, Inc., Rehau Incorporated and Coastal Construction, Inc. represented approximately 19%, 13% and 11%, respectively of our total consolidated revenues in 2008. We do presently have a one year subcontractor agreement with Diebold Enterprise Security Systems, Inc. and Niscayah, Inc. executed in December 2009 and shall automatically renew for additional one year unless either party gives a termination notice.

Website

We maintain a website at www.DirectViewInc.com.

Intellectual Property

We do not possess any intellectual property.

Employees

We currently have twelve employees which includes our 3 officers; Roger Ralston, CEO, Michelle Ralston, CFO and Scott Burns, President, all of whom are full-time. None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

History of our company

We were incorporated under the laws of the State of Delaware on October 6, 2006. In October 2006 we also acquired Ralston Communications and Meeting Technologies from DirectView, Inc., a Nevada corporation of which our executive officers and directors were officers and directors immediately prior to such acquisition, in exchange for the assumption by us of these subsidiaries working capital deficiencies and any and all trade credit and other liabilities.  Immediately prior to this transaction, in conjunction with the acquisition by DirectView, Inc. of all of the stock of another entity which resulted in a change of control of DirectView, Inc., our executive officers and directors resigned their positions with DirectView, Inc.  Both Ralston Communications and Meeting Technologies had historically provided the video conferencing services we continue to provide.  Thereafter, in February 2007 we formed DirectView Security and in July 2007 we formed DirectView Video.

Item 1A.              Risk Factors.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this registration statement before deciding to invest in our common stock.

Risks Related to Our Business

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS AND WE MAY BE FORCED TO CEASE OPERATIONS.

We have incurred losses since our inception, and have an accumulated deficit of approximately $12.5 million as of December 31, 2009.  Our operations have been financed primarily through the issuance of equity and debt.  For the year ended December 31, 2009, net loss and cash used in operations was $720,834 and $192,293, respectively.   We are constantly evaluating our cash needs and our burn rate, in order to make appropriate adjustments in operating expenses. We anticipate that our cash used in operations will increase as a result of becoming a public company as a result of increased professional fees. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern.  If we are unable to continue as a going concern and were forced to cease operations, it is likely that our stockholders would lose their entire investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE WERE FORCED TO CEASE OUR BUSINESS AND OPERATIONS, YOU WOULD LOSE YOUR INVESTMENT IN OUR COMPANY.

Our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. At December 31, 2009, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph raising doubt as to our ability to continue as a going concern as a result of our losses from operations, stockholders’ deficit and negative working capital. Our consolidated financial statements, which appear elsewhere in this registration statement, are prepared assuming we will continue as a going concern.  The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

At December 31, 2009 we had $54,017 of accrued but unpaid payroll taxes due the federal government which includes penalties and interests.  We do not have the funds necessary to satisfy this obligation.  If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Ralston, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS IF AT ALL.  DUE TO THE SIZE OF OUR COMPANY AND THE LACK OF A PUBLIC MARKET FOR OUR COMMON STOCK IT IS LIKELY THAT THE TERMS OF ANY FINANCING WE MAY BE ABLE TO SECURE WILL BE DETRIMENTAL TO OUR CURRENT STOCKHOLDERS.

Our current operations are not sufficient to fund our operating expenses and we will need to raise additional working capital to continue our current business and to provide funds for marketing to support our efforts to increase our revenues.  Generally, small businesses such as ours which lack a public market for their securities, face significant difficulties in their efforts to raise equity capital.  While to date we have relied upon the relationships of our executive officers in our capital raising efforts, there are no assurances that we will be successful utilizing these existing sources.  In such an event, we could be required to engage a broker-dealer to assist us in our capital raising efforts.  Even if we are successful in finding a broker-dealer willing to assist us in raising capital, there are no assurances that the terms of financings offered by a broker-dealer will be as favorable as those we have offered our investors to date.  While we do not have any commitments to provide additional capital, if we are able to raise capital, the structure of that capital raise could impact our company and our stockholders in a variety of ways.  If we raise additional capital through the issuance of debt, this will result in interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.  If we do not raise funds as needed, we may not be able to continue our operations and it is likely that you would lose your entire investment in our company.

WE WILL NEED TO RAISE CAPITAL OVER THE NEXT TWELVE MONTHS TO FUND OUR OPERATIONS.

We will be required to raise capital to fund our obligations and for general working capital. We do not have any commitments to provide this additional capital and we cannot assure you that funds are available to us upon terms acceptable to us, if at all.  If we do not raise funds as needed, our ability to provide for current working capital needs and satisfy our obligations is in jeopardy.  In this event, you could lose all of your investment in our company.

WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF A LIMITED MARKET FOR OUR SHARES OF COMMON STOCK.

Presently shares of our common stock are not listed on an exchange.  And there is no guarantee that a market for our common shares will exist if we are listed on an exchange.  Furthermore, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  We require additional financing to satisfy our obligations and continue to operate.  The development of our business is therefore dependent upon our ability to obtain financing through debt and equity or other means.

BECAUSE WE SELL CAPITAL EQUIPMENT, OUR BUSINESS IS SUBJECT TO OUR CUSTOMERS’ CAPITAL BUDGET AND WE MAY SUFFER DELAYS OR CANCELLATIONS OF ORDERS.  THE CURRENT DOWNTURN IN THE U.S. ECONOMY MAY ADVERSELY IMPACT NET SALES IN FUTURE PERIODS.

Customers for our products are companies that require teleconferencing equipment.  These companies may purchase our equipment as part of their capital budget.  As a result, we are dependent upon receiving orders from companies that are either expanding their business, commencing a new business, upgrading their capital equipment or otherwise require capital equipment.  Our business is therefore dependent upon both the economic health of our customers’ financial condition and our ability to offer products that meet their requirements based on potential cost savings in using teleconferencing equipment in contrast to existing equipment or equipment offered by others. The current downturn in the U.S. economy is likely to continue to negatively affect discretionary consumer purchases of our products, including our services, and thus impact our results of operations and continued growth.  It is difficult to predict how long the current economic, capital and credit market conditions will continue and what long-term impact, if any, they will have on our business.  In the short-term, however, these conditions have negatively affected our results of operations.

OUR DEPENDENCE ON A LIMITED NUMBER OF THIRD-PARTY SUPPLIERS FOR KEY TELECONFERENCING AND CUSTOMIZED EQUIPMENT COULD PREVENT US FROM TIMELY DELIVERING OUR PRODUCTS TO OUR CUSTOMERS IN THE REQUIRED QUANTITIES, WHICH COULD RESULT IN ORDER CANCELLATIONS AND DECREASED REVENUES.

We purchase equipment from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to obtain equipment or our products may be available at a higher cost or after a long delay, and we could be prevented from delivering our products to our customers in the required quantities and at prices that are profitable. Problems of this kind could cause us to experience order cancellations and loss of market share. The failure of a supplier to supply components that meet our quality, quantity and cost requirements in a timely manner could impair our ability to deliver our products or increase our costs, particularly if we are unable to obtain these components from alternative sources on a timely basis or on commercially reasonable terms. As a result, such equipment is not readily available from multiple vendors and would be difficult to repair or replace.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Roger Ralston, our Chairman and Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, and a director.  The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals.

MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL WHICH MAY RESULT IN THE DELAY OR PREVENTION OF A CHANGE IN OUR CONTROL.

Roger Ralston, our Chairman and Chief Executive Officer, would have voting power equal to approximately 64% of our voting securities. As a result, management through such stock ownership rights has the ability to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

Risks Related to Our Stock

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Delaware law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors. Our board of directors may, without stockholder approval, issue additional classes of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics.  While we have adopted certain corporate governance measures such as a Code of Ethics , we presently do not have any independent directors.  It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.  For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our directors who have an interest in the outcome of the matters being decided.  Prospective investors should bear in mind our current lack of corporate governance measures and independent directors in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls.  We were not subject to these requirements for the fiscal year ended December 31, 2009.  We are evaluating our internal control systems in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-K.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby.  At present, there is no precedent available with which to measure compliance adequacy.  Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

BECAUSE THERE IS NO ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK, YOU MAY FIND IT EXTREMELY DIFFICULT OR IMPOSSIBLE TO RESELL OUR SHARES. EVEN IF A PUBLIC MARKET IS ESTABLISHED, WE CANNOT GUARANTEE YOU THAT THERE WILL EVER BE ANY LIQUIDITY IN OUR COMMON STOCK.

There is currently no active public market for the shares of our common stock. While we intend to seek a broker dealer who will file an application with the OTC Bulletin Board and make a market in our securities, there is no assurance that a broker dealer will be interested in making a market in our stock or that an active market in our stock will ever develop. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment. In addition, even if a quotation is obtained, the OTC Bulletin Board and similar quotation services are often characterized by low trading volumes, and price volatility, which may make it difficult for an investor to sell our common stock on acceptable terms. In addition, all the shares of common stock have not been registered under the Securities Act of 1933 or under the securities laws of any state or other jurisdiction.  As a result, such securities can be transferred without registration under the Securities Act of 1933 or, if applicable, the securities laws of any state or other jurisdiction only if such registration is not then required because of an applicable exemption there from.  Compliance with the criteria for securing exemptions under the Securities Act of 1933 and the securities laws of various states is extremely complex.  Accordingly, an investment in our company is suitable only for persons who have no need for liquidity in the investment, and can afford to hold unregistered securities for an indefinite period of time.

IF AN ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK EVER DEVELOPS, TRADING WILL BE LIMITED UNDER THE SEC'S PENNY STOCK REGULATIONS, WHICH WILL ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK

In the event we are able to obtain a quotation of our common stock on the OTC Bulletin Board, given the relative small size of our company it is likely that the trading price of our common stock will be less than $5.00 per share.  In that event, our common stock would be considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks.  These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.  An active and liquid market in our common stock may never develop due to these factors.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2.               DESCRIPTION OF PROPERTY

We currently use general office space in Boca Raton, Florida from a related party. The facility is provided to us at no cost by our CEO and director, Roger Ralston. We believe that our facility is adequate to meet our current needs.

ITEM 3.               LEGAL PROCEEDINGS

We are not a party to any pending or threatened litigation.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.               MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Common Equity and Related Stockholder Matters

There is currently no public market for our common stock and we do not know if a market will ever develop.  As of April 6, 2010, there were 135 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any stock option, incentive option or similar plans and, accordingly, do not have any options or other such rights outstanding.

Recent Sales of Unregistered Securities

Between November 2009 and December 2009, we sold an aggregate of 308,025 shares of our common stock for net proceeds of approximately $108,000 to an accredited investor in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We paid finder’s fee of $138,664 in connection with the sale of stocks.

In December 2009, we issued 200,000 shares of our common stock to our CEO for services rendered. These shares were valued at $0.80 per share or $160,000 based on the recent selling price of our common stock.  The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

 Between January 2010 and February 2010, we issued in aggregate 45,817 shares of common stock in connection with notes payable. The fair value of such shares amounted to approximately $0.80 or $36,654 based on the recent selling price of our common stock. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

Between January 2010 and March 2010, we sold an aggregate of 944,916 shares of our common stock for net proceeds of approximately $216,000 to accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We paid finder’s fee of approximately $605,000 in connection with the sale of stocks.

ITEM 6.               SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion ofour financial condition and results of operation for the fiscal years ended December 31, 2009 and 2008 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Our operations are conducted within two divisions:

•	Our video conferencing divisions which is a full-service provider of teleconferencing products and services to businesses and organizations, and
•	Our security division which provides surveillance systems, digital video recording and services to businesses and organizations.

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

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting. Delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. The following policies reflect specific criteria for our various revenues streams:

•	Revenue is recognized upon completion of conferencing services. We generally do not charge up-front fees and bill our customers based on usage.

•	Revenue for video equipment sales and security surveillance equipment sales is recognized upon delivery and installation.

•
Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Stock based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”). It requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

In April 2009, the FASB issued ASC Topic 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 320-10-65 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued ASC Topic 320-10-65, “Interim Disclosures About Fair Value of Financial Instruments”. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At December 31, 2009 and 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued (ASC Topic 855), “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Sales

Overall, our net sales for the year ended December 31, 2009 decreased approximately 30% from the comparable period in 2008.  The following table provides comparative data regarding the source of our net sales in each of these periods:

	Year Ended December 31, 2009		Year Ended December 31, 2008

	$	% of Total	$	% of Total
Video conferencing services	117,498	66%	197,955	78%
Security services	60,306	34%	55,806	22%
Total	177,804	100%	253,761	100%

Net sales of our videoconference services for the year ended December 31, 2009 decreased approximately 12% as compared to the year ended December 31, 2008.   Revenue was down substantially, on reduced videoconference product sales, leading us to seek cost reductions throughout the organization. Videoconference product revenue fell during the year ended December 31, 2009 due to reduced orders from three customers. We believe that the current economic downturn of the economy has negatively affected our revenues.  Maintenance, service and video conference room and equipment rental income decreased by approximately $18,700 or 9% during the year ended December 31, 2009 as compared to the same period in 2008. Additionally, during the year ended December 31, 2009, our sales force was decreased by two employees, one of them being our former President.

Net sales of security services for the year ended December 31, 2009 increased by approximately 12% as compared to the same period in 2008. During fiscal 2009, two new customers accounted for approximately 21% of our total revenues.  This client accounted for revenues of $37,500, representing approximately 21% of our consolidated revenues in 2009. In December 2009, we entered into a one year subcontractor agreement with these two clients.

Additionally, we experienced increased competition from competitors that sell similar products. We believe that the current economic downturn of the economy has negatively affected our revenues.  In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the year ended December 31, 2009, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues increased approximately 20% for the year ended December 31, 2009 from the comparable period in 2008.  The following table provides information on the cost of sales as a percentage of net sales for the year ended December 31, 2009 and 2008:

	Year Ended December 31,
Cost of Sales as a Percentage of Net Sales	2009	2008
Video conferencing services	31%	32%
Security services	23%	2%
Total	54%	34%

During the year ended December 31, 2009, our cost of sales for our videoconferencing division as a percentage of net sales slightly decreased as compared to the year ended December 31, 2008. There was no material change in the costs of sales as a percentage of revenue for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

During the year ended December 31, 2009, our cost of sales for our security division as a percentage of net sales increased as compared to the year ended December 31, 2008. The increase is primarily attributable to increased labor cost during fiscal 2009 as compared to the same period in 2008. In late 2009, we hired 15 technicians as compared to  2 technicians during fiscal 2008.

Total operating expenses for the year ended December 31, 2009 were $832,652, an increase of $137,853, or approximately 20%, from total operating expenses for the comparable year ended December 31, 2008 of $694,799. This increase is primarily attributable to:

•
an increase of $11,970, or 228%, in depreciation expenses. During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space;

•	an increase of $4,012, or 20%, in bad debt expenses due to the increase in write-off of our accounts receivable during the year ended December 31, 2009;

•
a decrease of  $82,362 or 75% in professional fees during the year ended December 31, 2009, the decrease is primarily related to a decrease in accounting and legal fees. In addition, we cancelled 100,000 shares of common stock previously issued for legal service. In connection with the return of the 100,000 shares of common stock, we valued the cancelled shares at fair value of $0.50 per share or $50,000 based on the recent selling price of our common stock and recorded a corresponding decrease in professional fees during the year ended December 31, 2009;

•
an increase of $129,216, or 100%, in lease abandonment charges. We had a leased office space in Boca Raton, Florida under operating leases that will expire in July 2012. However, in the year 2009, we decided to cut our costs and vacated the Boca Raton office in October 2009 by abandoning the lease. We have accrued $129,216 related to the non-cancelable lease for the abandoned portion of the Boca Raton office, which is net present value of the future lease payments through July 2012 plus management’s estimate of contractually required expenses pertaining to the Boca Raton office;

•
Compensation, related taxes and stock-based compensation consists of personnel cost and the fair value of common shares issued for services to employees. An increase of $73,392 or 22%, in compensation expense during the year ended December 31, 2009, which is primarily attributable to the fair value of common shares issued for services to our CEO and increase employees of our security division hired in December 2009. This was also offset by decrease in commission expenses and decreased of two full time employees of our video conferencing division during the year ended December 31, 2009;

•	an increase of $1,625 or 1% during the year ended December 31, 2009 as compared to same period in fiscal 2008 in other selling, general and administrative expenses as summarized below:

	Year Ended December 31,
	2009	2008

Advertising and promotion	$2,606	$2,127
Auto expense	22,574	10,746
Health insurance	16,041	24,103
Telephone and communications	33,840	55,498
Travel and entertainment	15,079	10,299
Rent	66,920	57,318
Other	71,257	66,601
	$228,317	$226,692

The increase in other selling, general and administrative expenses is primarily attributable to the following changes in these expenses from the year ended December 31, 2009 as compared to the year ended December 31, 2008:

1.	Advertising expense slightly increased during the year ended December 31, 2009, due to increase expense in web design.
2.	Auto expenses increased by $11,828 or 110% during the year ended December 31, 2009, as a result of increased auto insurance expense and fuel expenses.
3.	Health insurance expense decreased by $8,062 or 33% during the year ended December 31, 2009 due to a decrease in health insurance coverage as a result of a decrease in full time employees.
4.	Telephone and communications expenses decreased by $21,658 or 39% during the year ended December 31, 2009, due to cost cutting measures.
5.	Travel and entertainment expenses increased by $4,780 or 46% during the year ended December 31, 2009, due to increased sales-related travel.
6.
an increase of $9,602, or approximately 17%, in rent expense for the year ended December 31, 2009.  Security deposit amounting to approximately $8,800 was recognized as additional rent expense due to the abandonment of lease office space in fiscal 2009.

7.
Other selling, general and administrative expenses, which includes postage, general insurance, and office supplies, utilities and expenses slightly increased overall by $4,656 or 7% during year ended December 31, 2009.

We presently anticipate that operating expenses for the remainder of fiscal 2009 will increase as a result of becoming a public company and increase operations in our security division, subject to our ability to generate operating capital

Loss from operations

We reported a loss from operations of $750,636 for the year ended December 31, 2009, as compared to a loss from operations of $527,835 for the year ended December 31, 2008. An increase of $222,801 or 42% for the year ended December 31, 2009.

Other Income (Expenses)

Total other income was $29,802 for the year ended December 31, 2009 as compared to other income of $747 for the year ended December 31, 2008. An increase of other income of $29,055, for the year ended December 31, 2009 is primarily attributable to:

•
$47,296 and $9,133 of other income for the year ended December 31, 2009 and 2008, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

•	$9,852 and $8,386 in interest expense for the year ended December 31, 2009 and 2008, which reflects interest incurred in borrowings under the 3% and 8% notes payable issued during fiscal year 2008.

Net loss

We reported a net loss of $720,834 for the year ended December 31, 2009 as compared to a net loss of $527,088 for the year ended December 31, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2009, we had a cash balance of $71,410. Our working capital deficit increased to $1,402,794 at December 31, 2009 from a working capital deficit of $901,554 at December 31, 2008.

We reported a net increase in cash for the year ended December 31, 2009 of $71,410. While we currently have no material commitments for capital expenditures, at December 31, 2009 we owed $82,000 under various notes payable.  During fiscal 2009, we have raised an additional $154,204 through the sale of our securities and $30,000 from debts. In fiscal 2009, we have borrowed an aggregate of $47,000 from our Chief Executive Officer under various notes payable agreement. We do not presently have any external sources of working capital.

At December 31, 2009 we owed Mr. and Mrs. Michele Ralston, executive officers and directors of our company $141,971 for amounts they have advanced to us for working capital.  Of this amount, $29,626 and $4,900 which is owed to Mr. Roger Ralston  and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $25,000 and a $22,000 note payable maturing in June 2010 plus accrued interest of $3,613 is owed to Mr. Ralston which bears interest at 12%, and the remaining $56,832, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010.

Accrued liabilities as of December 31, 2009 consist of the following:

•	Accrued salaries to our officers and certain employees amounting to $607,230
•	Accrued commissions to certain employees amounting to $60,590
•	Accrued payroll taxes including interest and penalties of $54,017
•	Sales tax payable of $17,353
•	Lease abandonment charges of $129,216
•	Accrued expenses of $11,596

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $720,834 and $527,088 in fiscal 2009 and 2008 respectively.  At December 31, 2009 we had a working capital deficit of $1,402,794.  We do not anticipate we will be profitable in fiscal 2010.  Therefore our future operations will be dependent on our ability to secure additional financing.  We will be required to raise additional capital to fund our future operations within the next 12 months. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the years ended December 31, 2009 and 2008, a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2009 amounted to $192,293 and was primarily attributable to our net losses of $720,834, offset by depreciation of $17,222, bad debts of $23,761, stock based expenses of $191,250,  lease abandonment charges of $129,216, total changes in assets and liabilities of $217,092 and add back of $50,000 related to cancellation of common stock issued for services. Net cash flows used in operating activities for the year ended December 31, 2008 amounted to $138,515 and was primarily attributable to our net losses of $527,088, offset by depreciation of $5,252, stock based compensation of $50,000, bad debts of $19,749 and total changes in assets and liabilities of $313,572.

Investing activities

 Net cash used in investing activities was $232 in the 2008 period and represented the purchase of equipment.

Financing activities

Net cash flows provided by financing activities was $263,703 for the year ended December 31, 2009. We received net proceeds from advances from related parties of $82,102, sale of stock of $154,204, offset by repayments on related party advances of $1,028 and bank overdraft of ($1,575). Net cash flows provided by financing activities was $115,693 for the year ended December 31, 2008. In the 2008 period we raised cash through the issuance of notes payable of $110,500, proceeds from sale of common stock of $15,000 and repayments to related parties of $9,316.

Stock Purchase Agreement with Redrock Strategies, Inc.

In July 2009, the Company entered into a Stock Purchase Agreement with Redrock Strategies, Inc. (“Redrock”), a British Virgin Island Corporation. Pursuant to this agreement, Redrock shall purchase up to 3,000,000 shares of our stock until December 31, 2010. In accordance with the Share Deposit Escrow Agreement, we agreed to place in escrow 3,000,000 shares which will be used to disburse and deliver the shares upon purchase and receipt of proceeds. We shall sell the shares at a purchase price which is 10% of the net proceeds received by Redrock from selling our shares. As defined in the Stock Purchase Agreement, Redrock shall assign the voting rights of all the stock related to this agreement to our Board of Directors. Between August 7, 2009 and October 31, 2009, we received proceeds of approximately $37,000 from the sale of 613,297 shares of our stock to Redrock. Since November 2009, we have not sold any shares under this agreement.

Marketing and public relations agreement

In January 2010, we entered into a one year marketing and public relations agreement. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. Between January 2010 and March 2010, we have paid finder’s fee of approximately $524,000 to this company in connection with sales of our stock.

In January 2010, we entered into another marketing and public relations agreement. The agreement shall be effective beginning as of January 15, 2010 and shall end on December 31, 2010. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. Between March 2010 and April 2010, the Company has paid finder’s fee of approximately $81,000 to this company in connection with sales of our stock.

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

The following tables summarize our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$92,000	92,000	—	—	—
Short term loans- related party	$141,971	141,971	—	—	—
Operating Leases	$129,216	129,216	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$363,007	363,007	—	—	—

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

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2009, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2009, (iii) a lack of segregation of duties within accounting functions, (iiii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (iiiii) ineffective controls over period end financial close and reporting processes. Therefore, our internal controls over financial reporting were not effective as of December 31, 2009.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Roger Ralston	41	Chief Executive Officer and Chairman of the Board of Directors
Scott Burns	48	President and Director
Michele Ralston	40	Acting Chief Financial Officer, Secretary, Treasurer and Director

Roger Ralston has served as our Chairman and Chief Executive Officer since our inception in October 2006.  He has also served as Chief Executive Officer of DirectView Video since March 2003, Chief Executive Officer of DirectView Security since July 2007 and Chief Executive Officer of Ralston Communications since December 2002.  Mr. Ralston is the spouse of Michele Ralston.

Scott Burns has served as our President and a member of our Board of Directors since March 2009.  Mr. Burns served as President of SMS, a software company, from January 2005 to January 2009. He became VP of sales of APEX technologies, an application security company, from February 2003 to January 2005. He graduated at University of Minnesota in 1982.

Michele Ralston has served as our Acting Chief Financial Officer, Secretary and Treasurer and a member of our Board of Directors since inception in October 2006.  From May 2003 until October 2006 she served as our Chairman of the Board, Secretary and Treasurer of DirectView, Inc., a predecessor company.  Ms. Ralston is the spouse of Mr. Ralston.

There are no family relationships between any of the executive officers and directors, except as set forth above.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2009, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

Code of Ethics

In July 2009 our Board of Directors adopted a Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, directors and employees of the Company. We have filed a copy of the Financial Code of Ethics with the Securities and Exchange Commission as an exhibit to this report.

Committees of our Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

We have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. It is our desire to expand our Board of Directors during 2010 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intent to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that we do not maintain directors and officers liability insurance.

ITEM 11.               EXECUTIVE COMPENSATION
Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Roger Ralston (1)	2009	116,668	-	-	-	-	-	7,883	$124,551
	2008	100,000	-	-	-	-	-	9,342	$109,342
Michele Ralston	2009	78,000	-	-	-	-	-	-	78,000
	2008	78,000	-	-	-	-	-	-	78,000

(1)	All other compensation includes $7,883 and $9,342 in automobile expense for 2009 and 2008, respectively.

 Employment agreement with Mr. Ralston

On September 1, 2009, we entered into an employment agreement with Mr. Ralston to serve as our CEO and President. The term of this agreement shall be for a sixty-three month period. Mr. Ralston’s present base salary is $150,000 per year, which shall increase by $50,000 each beginning of the year commencing on January 1, 2010 until the term of this agreement expires. During the Employment Term, Mr. Ralston shall be entitled to (i) four (4) weeks paid vacation per annum, (ii) an automobile allowance of $750 per month (pro rated) which shall increase at five percent (5%) per annum beginning on January 1, 2010 and each year thereafter, and (iii) receive a mobile phone allowance of $500 per month (pro rated) which shall increase five percent (5%) per annum beginning on January 1, 2010 and each year thereafter. Mr. Ralston is entitled to receive discretionary bonus compensation as determined by the board of directors from time to time. In addition, Mr. Ralston shall receive incentive compensation, as defined, computed on a calendar year beginning September 1, 2009. If Mr. Ralston’s employment is terminated without cause, upon death or should he become disabled, Mr. Ralston will be entitled to all of his compensation, benefits and severance until the date of termination. As defined in the agreement, Mr. Ralston is restricted from competing with us for 1 year following such termination.

How Mr. Ralston’s compensation is determined

Mr. Ralston, who has served as our CEO since October 2006, entered into an employment agreement with our company on September 1, 2009.  His compensation is arbitrarily determined by our Board of Directors of which he is a member. The Board considers revenues, net income as well as general performance in determining the compensation due Mr. Ralston. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Ralston’s compensation.  Effective on September 1, 2009, Mr. Ralston’s compensation package included a base salary of $150,000 and company provided for automobile expense and health care benefits. During fiscal 2008 Mr. Ralston’s compensation package included a base salary of $100,000 and company provided for automobile expense and health care benefits. The amount of compensation payable to Mr. Ralston can be increased at any time upon the determination of the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Roger Ralston	0	0	0	0	0	0	0	0	0

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  No member of our Board of Directors received compensation for their services for the fiscal year ended December 31, 2009.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 6, 2010 we had 6,790,644 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of April 6, 2010 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 21218 Saint Andrews Blvd., suite 323, Boca Raton, FL 33433.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Roger Ralston (1)	4,350,000	64.1%
Scott Burns	10,000	*
Michele Ralston	25,000	*
All officers and directors as a group (three persons)	4,385,000	64.6%

*             represents less than 1%

(1)           Mr. Ralston has pledged 500,000 shares of our common stock owned by him to China Discovery Investors, LTD. to secure a debt obligation to such party.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2007 and 2006, our CFO loaned $39,436 and $14,400, respectively to us for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at December 31, 2009 and December 31, 2008 was $56,832 and $55,251, respectively. As of December 31, 2009, this note was reflected as a short term debt.

Our CEO, from time to time, provided advances to us for operating expenses. At December 31, 2009 and December 31, 2008, we had a payable to our CEO amounting to $29,626 and $451, respectively. These advances are short-term in nature and non-interest bearing.

Our CFO, from time to time, provided advances to us for operating expenses. At December 31, 2009, the Company had a payable to the Chief Financial Officer of the Company amounting to $4,900. These advances are short-term in nature and non-interest bearing.

In March 2009, the Company issued a promissory note amounting to $20,000 to our CEO. This note is payable in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and was payable in September 2009. In October 2009, the Company and the Chief Executive Officer of the Company agreed to change the term of this promissory note into a demand note.

In May 2009, we issued a promissory note amounting $5,000 to our CEO. This note is payable in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in November 2009. In November 2009, the Company and the Chief Executive Officer of the Company agreed to change the term of this promissory note into a demand note.

In June 2009, we issued a promissory note amounting $22,000 to our CEO. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $3,613 as of December 31, 2009 and is included in due to related parties in the Company’s balance sheet.

We had accrued salaries payable to our Chief Executive Officer and Principal Officer as of December 31, 2009 and December 31, 2008 totaling to $509,219 and $404,737, respectively and has been included in accrued expenses.

In July 2009, we cancelled 20,717,500 shares of common stock previously issued to Mr. Roger Ralston, our  Chief Executive Officer, as founder shares. In connection with the return of the 20,717,500 shares of common stock, we valued the cancelled shares at par value of $0.0001 per share and recorded it against paid in capital.

In December 2009, we issued 200,000 shares of common stock to our CEO for services rendered. We valued these common shares at the fair market value on the date of grant at $0.80 per share or $160,000 based on the recent selling price of the Company’s common stock which has been recognize as stock based compensation.

Below is a summary of the accrued salaries due to our executive officers:

Name	December 31, 2009
Roger Ralston	$247,219
Scott Burns	-
Michele Ralston	262,000
Total	$509,219

Director Independence

None of the members of our Board of Directors are "independent" within the meaning of FINRA Marketplace Rule 4200.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2009	2008
Audit Fees (1)	$31,130	$32,500
Audit Related Fees (2)	5,000	-
Tax Fees (3)	-	-
All Other Fees (4)	0	0

(1)
Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K/10-KSB and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)
Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q/10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire Board of Directors.

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation as filed with the State of Delaware
3.2	Amended Articles of Incorporation as filed with the Secretary of Delaware
3.3	Bylaws of the company
4.1	Form of common stock certificate
4.2	Promissory note in the principal amount of $53,837 to Michele Ralston due July 1, 2010
4.3	Promissory note in the principal amount of $20,000 to Roger Ralston due September 30, 2009
4.4	Promissory note in the principal amount of $5,000 to Roger Ralston due November 6, 2009
10.1	Subsidiary Stock Purchase Agreement dated August 31, 2006 between DirectView, Inc. and DirectView Holdings, Inc.
10.2	Lease for principal executive offices
10.3	Employment Agreement with Roger Ralston
14.1	Code of Ethics
21.1	Subsidiaries of the registrant
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

April 14, 2010	By:	/s/ Roger Ralston
Roger Ralston, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director	April 14, 2010
Roger Ralston

/s/ Michele Ralston	Chief Financial Officer,	April 14, 2010
Michele Ralston	principal accounting officer

/s/ Scott Burns	Director	April 14, 2010
Scott Burns

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Audited

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations –
For the Years Ended December 31, 2009 and 2008	F-4

Consolidated Statements of Changes in Stockholders’ Deficit –
For the Years Ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows –
For the Years Ended December 31, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DirectView Holdings, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of DirectView Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DirectView Holdings Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholder’s deficit and has a negative working capital all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida April 13, 2010

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$71,410	$-
Accounts Receivable - Net	45,974	34,835
Other Current Assets	18,722	23,344

Total Current Assets	136,106	58,179

PROPERTY AND EQUIPMENT - Net	1,053	18,275
OTHER ASSETS	100	8,901

Total Assets	$137,259	$85,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank Overdraft	$-	$1,575
Notes Payable	82,000	17,000
Loans Payable	10,000	-
Accounts Payable	419,662	323,933
Accrued Expenses	880,002	607,441
Deferred Revenue	5,265	9,333
Due to Related Parties	141,971	451

Total Current Liabilities	1,538,900	959,733

LONG-TERM LIABILITIES:
Note Payable	-	45,000
Deferred Revenue	520	2,152
Due to Related Parties	-	55,251

Total Liabilities	1,539,420	1,062,136

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized;
5,919,604 and 25,500,032 shares issued and outstanding at
December 31, 2009 and December 31, 2008, respectively)	592	2,550
Additional Paid-in Capital	11,095,214	10,797,802
Accumulated Deficit	(12,497,967)	(11,777,133)

Total Stockholders' Deficit	(1,402,161)	(976,781)

Total Liabilities and Stockholders' Deficit	$137,259	$85,355

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008
NET SALES	$177,804	$253,761

COST OF SALES	95,788	86,797

GROSS PROFIT	82,016	166,964

OPERATING EXPENSES:
Depreciation	17,222	5,252
Bad Debt Expenses	23,761	19,749
Professional Fees	27,680	110,042
Lease Abandonment Charges	129,216	-
Compensation, Related Taxes and Stock-based Compensation	406,456	333,064
Other Selling, General and Administrative	228,317	226,692

Total Operating Expenses	832,652	694,799

LOSS FROM OPERATIONS	(750,636)	(527,835)

OTHER INCOME (EXPENSES):
Other Income	47,296	9,133
Other Expense	(7,642)	-
Interest Expense	(9,852)	(8,386)

Total Other (Expense) Income	29,802	747

NET LOSS	$(720,834)	$(527,088)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.04)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	17,067,417	25,219,906

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2009 and 2008

	Common Stock				Total
	$0.0001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance at December 31, 2007	25,000,000	$2,500	$10,547,838	$(11,250,045)	$(699,707)

Issuance of Common Stock for Cash	30,000	3	14,997	-	15,000

Issuance of Common Stock for Services	100,000	10	49,990	-	50,000

Issuance of Common Stock for Notes Payable and Accrued Interest	370,032	37	184,977	-	185,014

Net loss for the year	-	-	-	(527,088)	(527,088)

Balance at December 31, 2008	25,500,032	2,550	10,797,802	(11,777,133)	(976,781)

Issuance of Common Stock for Cash	974,572	97	154,107	-	154,204

Issuance of Common Stock for Services	262,500	26	191,224	-	191,250

Cancellation of stock in connection with founder's shares	(20,717,500)	(2,071)	2,071	-	-

Cancellation of stock in connection with legal services	(100,000)	(10)	(49,990)	-	(50,000)

Net loss for the year	-	-	-	(720,834)	(720,834)

Balance at December 31, 2009	5,919,604	$592	$11,095,214	$(12,497,967)	$(1,402,161)

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(720,834)	$(527,088)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	17,222	5,252
Common stock issued for services	191,250	50,000
Cancellation of common stock issued for services	(50,000)	-
Lease abandonment charges	129,216	-
Bad debt expenses	23,761	19,749
(Increase) Decrease in:
Accounts receivable	(34,900)	(20,631)
Other current assets	4,622	(7,765)
Other assets	8,801	(100)

Increase (Decrease) in:
Accounts payable	95,729	102,076
Accrued expenses	148,540	273,319
Customer deposits	-	(26,100)
Deferred revenue	(5,700)	(7,227)

Net Cash Flows Used in Operating Activities	(192,293)	(138,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(232)

Net Cash Flows Used in Investing Activities	-	(232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(1,575)	(491)
Proceeds from notes and loan payable	30,000	110,500
Net proceeds from sale of common stock	154,204	15,000
Repayments of related party advances	(1,028)	(9,316)
Due to related parties	82,102	-

Net Cash Flows Provided by Financing Activities	263,703	115,693

Net Increase (Decrease) in Cash	71,410	(23,054)

Cash - Beginning of Year	-	23,054

Cash - End of Year	$71,410	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Notes Payable and Accrued Interest	$-	$185,014

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

ASB Accounting Standards Codification

The issuance by the FASB of the Accounting Standards CodificationTM (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that GAAP is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification’s structural organization.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, stock-based compensation, accrued expenses pertaining to abandoned lease office space and the useful life of property and equipment.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the year ended December 31, 2009 and for the year ended December 31, 2008, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair Value of Financial Instruments

 Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2009 and 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the year ended December 31, 2009 and 2008 totaled approximately $2,606 and $1,811, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2009 and December 31, 2008, management determined that an allowance is necessary which amounted to $75,254 and $51,494, respectively. During the year ended December 31, 2009 and 2008, the Company wrote-off $23,760 and $7,000, respectively of uncollectible accounts receivable.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and amounted to $139 and $1,078 for the year ended December 31, 2009 and 2008, respectively.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2009 and 2008.

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

 NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pursuant to ASC Topic 740-10: Income Taxes related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.

Revenue recognition

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials.  The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.  When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting.  Delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control.

The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage.

Revenue for video equipment sales and security surveillance equipment sales is recognized upon delivery and installation.

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

During the year ended December 31, 2009, two customers accounted for 21.1% of revenues.
During the year ended December 31, 2008, three individual customers accounted for 19%, 13%, and 11%, respectively, of the Company’s revenues.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2009, four customers accounted for 37% of total accounts receivable. As of December 31, 2008, two customers accounted for 38% of total accounts receivable.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the year ended December 31, 2009 and 2008, the Company did not grant any stock options.

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2009 and 2008, there were no options and warrants which could potentially dilute future earnings per share.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ending December 31, 2009, subsequent events were evaluated by the Company as of April 14, 2010, the date on which the audited consolidated financial statements for the year ended December 31, 2009, were available to be issued.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At December 31, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

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
DECEMBER 31, 2009 AND 2008

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2009, the Company had an accumulated deficit of $12,497,967, and a working capital deficiency of $1,402,794. Additionally, for the year ended December 31, 2009, the Company incurred net losses of $720,834 and had negative cash flows from operations in the amount of $192,293. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the year ended December 31, 2009, the Company received related party advances of approximately $82,000, net proceeds from sale of stock of $154,204 and proceeds from issuance of notes and loan payable of $30,000 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2009	December 31, 2008
Furniture and fixtures	3 years	$2,771	$2,771
Leasehold improvements	5 years	24,986	24,986
		27,757	27,757
Less: Accumulated depreciation		(26,704)	(9,482)
		$1,053	$18,275

For the year ended December 31, 2009 and 2008, depreciation expense amounted to $17,222 and $5,252, respectively.

During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space.

NOTE 4 – NOTES PAYABLE

During the year ended December 31, 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share. During fiscal 2008, the Company issued 139,562 shares in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share. The balance of the senior secured promissory note amounted to $17,000 as of December 31, 2009. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.

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

During the year ended December 31, 2009, the Company classified $45,000 3% unsecured notes payable from long-term to short-term.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock at a rate of $0.05 per share. The note payable bears 6% interest per annum and matures in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty.

As of December 31, 2009, notes payable - current portion amounted to $82,000.

Accrued interest on the notes payable amounted to approximately $5,823 and $3,011 as of December 31, 2009 and December 31, 2008, respectively and is included in accrued expenses.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 4 – NOTES PAYABLE (continued)

Future maturities of long-term debt are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
2010 (current liability)	$82,000	$17,000
2011	-	45,000
	$82,000	$62,000

NOTE 5 – LOAN PAYABLE

In October 2009, an unrelated party loaned $10,000 to the Company. This loan is payable in cash or security equivalent at the option of the holder. This loan is non interest bearing and is due on demand.

NOTE 6 - STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2008, the Company issued 100,000 shares of common stock in connection with legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.50 per share or $50,000 based on the recent selling price of the Company’s common stock which has been recognize as legal expense.

During the year ended December 31, 2008, the Company issued 370,032 shares in connection with the conversion of 3% and 8% promissory notes with a total principal amount of $181,000 and accrued interest of $4,014. The fair value of such shares issued amounted to $185,014 or $0.50 per share.

During the year ended December 31, 2008, the Company received proceeds of $15,000 from the sale of 30,000 shares of the Company's common stock.

In April 2009, the Company issued 50,000 shares of common stock in connection with accounting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.50 per share or $25,000 based on the recent selling price of the Company’s common stock which has been recognized as professional expense.

In April 2009, the Company received proceeds of $10,000 from the sale of 20,000 shares of the Company's common stock.

In May 2009, the Company issued 12,500 shares of common stock in connection with business and general advisory services rendered during first quarter of fiscal 2009. The Company valued these common shares at the fair market value on the date of grant at $0.50 per share or $6,250 based on the recent selling price of the Company’s common stock. The Company has recorded consulting expense of $6,250 during the year ended December 31,  2009.

 In July 2009, the Company cancelled 20,717,500 shares of common stock previously issued to the Company’s CEO as founder shares. In connection with the return of the 20,717,500 shares of common stock, the Company valued the cancelled shares at par value of $0.0001 per share and recorded it against paid in capital.

In July 2009, the Company cancelled 100,000 shares of common stock previously issued for professional legal service. In connection with the return of the 100,000 shares of common stock, the Company valued the cancelled shares at fair value of $0.50 per share or $50,000 based on the recent selling price of the Company’s common stock and recorded a corresponding decrease in professional fees during the year ended December 31, 2009.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

 In July 2009, the Company entered into a Stock Purchase Agreement with Redrock Strategies, Inc. (“Redrock”), a British Virgin Island Corporation. Pursuant to this agreement, Redrock shall purchase up to 3,000,000 shares of the Company’s common stock until December 31, 2010. In accordance with the Share Deposit Escrow Agreement, the Company agreed to place in escrow 3,000,000 shares which will be used to disburse and deliver the shares upon purchase and receipt of proceeds. The Company shall sell the shares at a purchase price which is 10% of the net proceeds received by Redrock from selling the Company’s common stock. As defined in the Stock Purchase Agreement, Redrock shall assign the voting rights of all the Company’s common stock related to this agreement to our Board of Directors. Between August 7, 2009 and November 30, 2009, the Company received proceeds of $72,848 from the sale of 692,047 shares of the Company's common stock.

Between November 2009 and December 2009, in connection with the sale of the Company’s common stock, the Company issued 262,525 shares of common stock for net proceeds of $71,356. The Company paid finder’s fee of $138,664 in connection with the sale of stocks.

In December 2009, the Company issued 200,000 shares of common stock to the Company’s CEO for services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.80 per share or $160,000 based on the recent selling price of the Company’s common stock which has been recognized as stock based compensation.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at December 31, 2009 and December 31, 2008 was $56,832 and $55,251, respectively. As of December 31, 2009, this note was reflected as a short term debt.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2009 and December 31, 2008, the Company had a payable to the Chief Executive Officer of the Company amounting to $29,626 and $451, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2009, the Company had a payable to the Chief Financial Officer of the Company amounting to $4,900. These advances are short-term in nature and non-interest bearing.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $3,613 as of December 31, 2009 and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of December 31, 2009 and December 31, 2008 totaling to $509,219 and $404,737, respectively and has been included in accrued expenses.

In December 2009, the Company issued 200,000 shares of common stock to the Company’s CEO for services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.80 per share or $160,000 based on the recent selling price of the Company’s common stock which has been recognize as stock based compensation.

NOTE 8 - ACCRUED PAYROLL TAXES

As of December 31, 2009, the Company recorded a liability related to unpaid payroll taxes for the year ended December 31, 2007 to December 31, 2009 for $54,017. Such amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $1,230,000 at December 31, 2009, expiring through the year 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2009 and 2008:

	2009	2008
Tax benefit computed at “expected” statutory rate	$(252,000)	$(188,000)
State income taxes, net of benefit	(29,000)	(21,000)
Stock based compensation and other permanent differences	62,000	18,000
Increase in valuation allowance	219,000	191,000
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9 - INCOME TAXES (continued)

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carryforward	$480,000	$348,000
Stock based compensation	-	20,000
Accrued lease abandonment costs	51,000	-
Allowance for doubtful account	29,000	20,000
Accrued salaries	251,000	204,000
Total Deferred tax assets	811,000	592,000
Less: Valuation allowance	(811,000)	(592,000)
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2009 and 2008, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $219,000.

NOTE 10 – COMMITMENTS

Operating Leases

The Company had leased office space in Boca Raton, Florida under operating leases that will expire in July 2012. However, in the year 2009, the Company decided to cut it costs and vacated the Boca Raton office in October 2009 by abandoning the lease. According to the requirements of ASC 420, the Company accounted for lease abandonment charge of $129,216 for the year ended December 31, 2009. The Company has accrued $129,216 related to the non-cancelable lease for the abandoned portion of the Boca Raton office, which is net present value of the Company’s future lease payments through July 2012 plus management’s estimate of contractually required expenses pertaining to the Boca Raton office. In addition, at December 31, 2009, the Company has accrued $77,367 associated with unpaid rental fees before abandoning the lease office space.

NOTE 11 - SUBSEQUENT EVENTS

Between January 2010 and March 2010, the Company received net proceeds of approximately $216,000 from the sale of 944,916 shares of the Company's common stock. We paid finder’s fee of approximately $605,000 in connection with this sale of stocks.

In January 2010, the Company entered into a one year marketing and public relations agreement. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. Between January 2010 and March 2010, the Company has paid finder’s fee of approximately $524,000 to this company in connection with sales of the Company’s common stock .

In January 2010, the Company entered into another marketing and public relations agreement. The agreement shall be effective beginning as of January 15, 2010 and shall end on December 31, 2010. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. Between March 2010 and April 2010, the Company has paid finder’s fee of approximately $81,000 to this company in connection with sales of the Company’s common stock.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 11 - SUBSEQUENT EVENTS (continued)

Between January 2010 and February 2010, the Company issued in aggregate 45,817 shares of common stock in connection with notes payable. The fair value of such shares amounted to approximately $0.80 or  $36,654 based on the recent selling price of the Company’s common stock which has been recognize as interest expense.