Form 10-Q
period 2010-03-31
DIRECTVIEW HOLDINGS INC
filed 2010-05-14
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  000-53741

DIRECTVIEW HOLDINGS, INC.
 (Name of Registrant as specified in its charter)

DELAWARE	20-5874633
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

21218 Saint Andrews Blvd., suite 323, Boca Raton, FL
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  7,011,767 shares of common stock are issued and outstanding as of May 4, 2010.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2010

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10K for the year ended December 31, 2009 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(1)

ASSETS

CURRENT ASSETS:
Cash	$21,439	$71,410
Accounts Receivable - Net	183,970	45,974
Inventory	3,304	-
Other Current Assets	17,232	18,722

Total Current Assets	225,945	136,106

PROPERTY AND EQUIPMENT - Net	977	1,053
OTHER ASSETS	100	100

Total Assets	$227,022	$137,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes Payable	$82,000	$82,000
Loans Payable	31,489	10,000
Accounts Payable	430,887	419,662
Accrued Expenses	841,271	880,002
Deferred Revenue	1,765	5,265
Customer Deposit	12,924	-
Due to Related Parties	143,774	141,971

Total Current Liabilities	1,544,110	1,538,900

LONG-TERM LIABILITIES:
Deferred Revenue	398	520

Total Liabilities	1,544,508	1,539,420

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized;
6,959,397 and 5,919,604 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively)	696	592
Additional Paid-in Capital	11,329,778	11,095,214
Accumulated Deficit	(12,647,960)	(12,497,967)

Total Stockholders' Deficit	(1,317,486)	(1,402,161)

Total Liabilities and Stockholders' Deficit	$227,022	$137,259

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

NET SALES	$330,234	$34,282

COST OF SALES	228,743	27,756

GROSS PROFIT	101,491	6,526

OPERATING EXPENSES:
Depreciation	76	1,327
Compensation, Related Taxes and Stock-based Compensation	162,278	72,139
Other Selling, General and Administrative	58,796	53,178

Total Operating Expenses	221,150	126,644

LOSS FROM OPERATIONS	(119,659)	(120,118)

OTHER INCOME (EXPENSES):
Other Income	16,710	38,345
Other Expense	(3,453)	-
Interest Expense	(43,591)	(2,886)

Total Other (Expense) Income	(30,334)	35,459

NET LOSS	$(149,993)	$(84,659)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.02)	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	6,324,633	25,500,032

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(149,993)	$(84,659)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	76	1,327
Fair value of common stock issued as interest expense	36,654	-
(Increase) Decrease in:
Accounts receivable	(137,996)	14,234
Inventory	(3,304)	-
Other current assets	1,490	1,705

Increase (Decrease) in:
Accounts payable	11,225	(1,240)
Accrued expenses	(36,928)	42,692
Customer deposits	12,924	-
Deferred revenue	(3,622)	(4,826)

Net Cash Flows Used in Operating Activities	(269,474)	(30,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(1,575)
Proceeds from loans payable	21,489	-
Net proceeds from sale of common stock	198,014	-
Due to related parties	-	50,202

Net Cash Flows Provided by Financing Activities	219,503	48,627

Net Increase (Decrease) in Cash	(49,971)	17,860

Cash - Beginning of Period	71,410	-

Cash - End of Period	$21,439	$17,860

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes as of and for the year ended December 31, 2009.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2010, and the results of operations and cash flows for the three months ending March 31, 2010 have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on the reported net loss.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the three months ended March 31, 2010 and for the year ended December 31, 2009, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2010 and December 31, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2010 and December 31, 2009, management determined that an allowance is necessary which amounted to $75,254.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2010 and 2009.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the three months ended March 31, 2010 and 2009, the Company did not grant any stock options.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

During the three months ended March 31, 2010, four customers accounted for 92% of revenues.
During the three months ended March 31, 2009, one customer accounted for 53% of the Company’s revenues.

As of March 31, 2010, three customers accounted for 87% of total accounts receivable. As of December 31, 2009, four customers accounted for 37% of total accounts receivable.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three months ended March 31, 2010, subsequent events were evaluated by the Company as of May 14, 2010, the date on which the unaudited consolidated financial statements for the three months ended March 31, 2010, were available to be issued.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of March 31, 2010 and 2009, there were no options and warrants which could potentially dilute future earnings per share.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2010, the Company had an accumulated deficit of $12,647,960, and a working capital deficiency of $1,318,165. Additionally, for the three months ended March 31, 2010, the Company incurred net losses of $149,993 and had negative cash flows from operations in the amount of $269,474. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the three months ended March 31, 2010, the Company received net proceeds from sale of stock of $198,014 and proceeds from issuance of notes and loan payable of $21,489 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2010	December 31, 2009
Furniture and fixtures	3 years	$2,771	$2,771
Leasehold improvements	5 years	24,986	24,986
		27,757	27,757
Less: Accumulated depreciation		(26,780)	(26,704)
		$977	$1,053

For the three months ended March 31, 2010 and 2009, depreciation expense amounted to $76 and $1,327, respectively.

During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
NOTE 4 – NOTES PAYABLE

During fiscal 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share. During fiscal 2008, the Company issued 139,562 shares in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share. The balance of the senior secured promissory note amounted to $17,000 as of March 31, 2010 and December 31, 2009. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.  The Company is currently in negotiations with the note holder to extend the due date of the promissory note.

During fiscal 2009, the Company classified $45,000 3% unsecured notes payable from long-term to short-term.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock at a rate of $0.05 per share. The note payable bears 6% interest per annum and matures in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changes to January 2011.

As of March 31, 2010 and December 31, 2009, notes payable - current portion amounted to $82,000.

Accrued interest on the notes payable amounted to approximately $7,701 and $5,823 as of March 31, 2010 and December 31, 2009, respectively and is included in accrued expenses.

NOTE 5 – LOAN PAYABLE

In October 2009, an unrelated party loaned $10,000 to the Company. This loan is payable in cash or security equivalent at the option of the holder. This loan is non interest bearing and is due on demand.

In March 2010, three unrelated parties loaned a total of $21,489 to the Company. This loan is payable in cash or security equivalent at the option of the holder. This loan is non interest bearing and is due on demand.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Between January 2010 and February 2010, the Company issued in aggregate 45,817 shares of common stock in connection with notes payable. The fair value of such shares amounted to approximately $0.80 or  $36,654 based on the recent selling price of the Company’s common stock which has been recognized as interest expense.

Between January 2010 and March 2010, the Company received net proceeds of approximately $198,014 from the sale of 993,976 shares of the Company's common stock. The Company paid finder’s fee of approximately $601,000 in connection with this sale of stocks.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at March 31, 2010 and December 31, 2009 was $57,225 and $56,832, respectively. As of March 31, 2010 and December 31, 2009, this note was reflected as a short term debt.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2010 and December 31, 2009, the Company had a payable to the Chief Executive Officer of the Company amounting to $29,626. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2010 and December 31, 2009, the Company had a payable to the Chief Financial Officer of the Company amounting to $4,900. These advances are short-term in nature and non-interest bearing.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $5,023 and $3,613 as of March 31, 2010 and December 31, 2009, respectively and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of March 31, 2010 and December 31, 2009 totaling to $458,480 and $509,219, respectively and has been included in accrued expenses.

NOTE 8 - ACCRUED PAYROLL TAXES

As of March 31, 2010, the Company recorded a liability related to unpaid payroll taxes for the year ended December 31, 2007 to March 31, 2010 for $59,635. Such amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

Between April 2010 and May 2010, the Company received net proceeds of approximately $33,064 from the sale of 42,093 shares of the Company's common stock. The Company paid finder’s fee of approximately $47,324 in connection with this sale of stocks.

In April 2010, two unrelated parties loaned a total of $10,365 to the Company. This loan is payable in cash or security equivalent at the option of the holder. This loan is non interest bearing and is due on demand.

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

Our net sales are not sufficient to fund our operating expenses.  We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company.  These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to market our company in an effort to increase our sales.  We are always looking for opportunities with new dealers, and plan to evaluate the market for our products throughout 2010 to determine whether we should hire additional employees in our sales force. We seek to establish brand identity for our company, communicate our brand and its values to investors and customers, build a relationship and reinforce existing relationships and further trigger recognition through telemarketing and hiring additional sales people to our sales staff. We believe that these strategies will provide an avenue for us to increase consumer usage of our technology, increase demand for our products and generate revenues. No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

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

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting. Delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. The following policies reflect specific criteria for our various revenues streams:

∙	Revenue is recognized upon completion of conferencing services. We generally do not charge up-front fees and bill our customers based on usage.

∙	Revenue for video equipment sales and security surveillance equipment sales is recognized upon delivery and installation.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Three months Ended March 31, 2010 Compared to the Three months Ended March 31, 2009

Net Sales

Overall, our net sales for the three months ended March 31, 2010 increased approximately 863% from the comparable period in 2009.  The following table provides comparative data regarding the source of our net sales in each of these periods:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	(unaudited)		(unaudited)
	$	% of Total	$	% of Total

Video conferencing services	7,356	2%	34,282	100%
Security services	322,878	98%	-	-
Total	330,234	100%	34,282	100%

Net sales of our videoconference services for the three months ended March 31, 2010 decreased approximately 79% as compared to the three months ended March 31, 2009.   Revenue was down substantially, on reduced videoconference product sales. Videoconference product revenue fell during the three months ended March 31, 2010 because we have focus our efforts on our security service operations. We also believe that the current economic downturn of the economy has negatively affected our videoconferencing operations.

Net sales of security services for the three months ended March 31, 2010 increased by approximately 100% as compared to the same period in 2009. During the three months ended March 31, 2010, four new customers accounted for approximately 92% of our total revenues.  These clients accounted for revenues of approximately $305,000, representing approximately 92% of our consolidated revenues during the three months ended March 31, 2010. In December 2009, we entered into a one year subcontractor agreement with these three clients.

Additionally, we experienced increased competition from competitors that sell similar products. We believe that the current economic downturn of the economy has negatively affected our revenues.  In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the three months ended March 31, 2010, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues decreased approximately 12% for the three months ended March 31, 2010 from the comparable period in 2009.  The following table provides information on the cost of sales as a percentage of net sales for the three months period ended March 31, 2010 and 2009:

	Three months Ended March 31,
Cost of Sales as a Percentage of Net Sales	2010	2009
	(unaudited)
Video conferencing services	2%	81%
Security services	67%	-
Total	69%	81%

               During the three months ended March 31, 2010, our cost of sales for our videoconferencing division as a percentage of net sales decreased as compared to the three months ended March 31, 2009. Our cost of sales for our videoconferencing division decreased due to decreased revenues as compared to the three months ended March 31, 2009.

During the three months ended March 31, 2010, our cost of sales for our security division as a percentage of net sales increased as compared to the three months ended March 31, 2009. The increase is primarily attributable to increased labor cost during three months ended March 31, 2010 as compared to the same period in 2009. We hired 15 technicians as compared to 2 technicians during the same period in fiscal 2009. The increase in cost of sales for our security division reflects the increase in security service revenues during the three months ended March 31, 2010.

Total operating expenses for the three months ended March 31, 2010 were $221,150, an increase of $94,506, or approximately 75%, from total operating expenses for the comparable three months ended March 31, 2009 of $126,644. This decrease is primarily attributable to:

                •           a decrease of $1,251, or 94%, in depreciation expense. During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space;

•           an increase of $90,139 or 125%, in compensation expense during the three months ended March 31, 2010, which is primarily attributable to the increase in full time employees of our security division hired in December 2009 and increase compensation level of our CEO beginning in January 2010;

•           an increase of $5,618 or  11%, during the three months ended March 31, 2010,  in other selling, general and administrative expenses as  summarized below:

	Three Months Ended March 31,
	2010	2009

Auto expense	$8,700	$1,313
Health insurance	5,130	5,557
Telephone and communications	12,845	8,219
Travel and entertainment	17,259	3,257
Other	14,862	34,832
	$58,796	$53,178

The increase in other selling, general and administrative expenses is primarily attributable to the following changes in these expenses from the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

1)  Auto expenses increased by $7,387 or 562% during the three months period March 31, 2010 as a result of increased auto insurance expense and fuel expenses.

2) Health insurance expense slightly decreased by $427 or 8% during the three months period March 31, 2010.

3) Telephone and communications expenses increased by $4,626 or 56% during the three months period March 31, 2010 as a result of increase in operations of our security service division .

4) Travel and entertainment expenses increased by $14,002 or 430% during the three months period March 31, 2010, due to increased sales-related travel.

5) Other selling, general and administrative expenses, which includes professional fees, rent expense, postage, general insurance, and office supplies, utilities and expenses decreased overall by $19,970 or 57% during the three months period March 31, 2010, primarily attributable to a decrease in audit and rental fees.

We presently anticipate that operating expenses for the remainder of fiscal 2010 will increase as a result of becoming a public company and due to increased operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $119,659 for the three months ended March 31, 2010 as compared to a loss from operations of $120,118 for the three months ended March 31, 2009.

Other Income (Expenses)

Total other income (expense) was ($30,334) for the three months ended March 31, 2010 as compared to other income (expense) of $35,459 for the three months ended March 31, 2009. An increase of other expense of $65,793 for the three months ended March 31, 2010 is primarily attributable to:

•           $16,710 and $38,345 of other income for the three months ended March 31, 2010 and 2009, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

•           An increase of $40,705 in interest expense for the three months ended March 31, 2010 as compared to the same periods in 2009 which is primarily attributable to the fair value of common stock issued in connection with notes payable amounting to $36,654 during the three months ended March 31, 2010.

Net loss

We reported a net loss of $149,993 for the three months ended March 31, 2010, as compared to a net loss of $84,659 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2010, we had a cash balance of $21,439. Our working capital deficit is $1,318,165 at March 31, 2010.

We reported a net decrease in cash for the three months ended March 31, 2010 of $49,971. While we currently have no material commitments for capital expenditures, at March 31, 2010 we owed $82,000 under various notes payable.  During the three months ended March 31, 2010, we have raised an additional $198,014 through the sale of our securities and $21,489 from debts. We do not presently have any external sources of working capital.

At March 31, 2010 we owed Mr. and Mrs. Michele Ralston, executive officers and directors of our company $143,774 for amounts they have advanced to us for working capital.  Of this amount, $29,626 and $4,900 which is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $25,000 and a $22,000 note payable maturing in June 2010 plus accrued interest of $5,023 is owed to Mr. Ralston which bears interest at 12%, and the remaining $57,225, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010.

Accrued liabilities as of March 31, 2010 consist of the following:

·        Accrued salaries to our officers and certain employees amounting to $564,277
·        Accrued commissions to certain employees amounting to $60,590
·        Accrued payroll taxes including interest and penalties of $59,635
·        Sales tax payable of $16,680
·        Lease abandonment charges of $132,473
·        Accrued expenses of $7,616

              Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $149,993 and $84,659 during the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010 we had a working capital deficit of $1,318,165.  We do not anticipate we will be profitable in fiscal 2010.  Therefore our future operations will be dependent on our ability to secure additional financing.  We will be required to raise additional capital to fund our future operations within the next 12 months. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the three months ended March 31, 2010 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2010 amounted to $269,474 and was primarily attributable to our net losses of $149,993, offset by depreciation of $76, stock based expenses of $36,654, and add back total changes in assets and liabilities of $156,211. Net cash flows used in operating activities for the three months ended March 31, 2009 amounted to $30,767 and was primarily attributable to our net losses of $84,659, offset by depreciation of $1,327, and total changes in assets and liabilities of $52,565.

Financing activities

Net cash flows provided by financing activities was $219,503 for the three months ended March 31, 2010. We received net proceeds from sale of stock of $198,014 and loans payable of $21,489. Net cash flows provided by financing activities was $48,627 for the three months ended March 31, 2009. We received net proceeds from advances from related parties of $50,202 and bank overdraft of ($1,575).

Marketing and public relations agreement

In January 2010, we entered into a one year marketing and public relations agreement. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. Between January 2010 and March 2010, we have paid finder’s fee of approximately $524,000 to this company in connection with sales of our stock. Additionally in April 2010, the Company has paid finder’s fee of approximately $43,000 to this company in connection with sales of our stock.

In January 2010, we entered into another marketing and public relations agreement. The agreement shall be effective beginning as of January 15, 2010 and shall end on December 31, 2010. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. In March 2010, the Company has paid finder’s fee of approximately $78,000 to this company in connection with sales of our stock. Additionally in April 2010, the Company has paid finder’s fee of approximately $4,000 to this company in connection with sales of our stock.

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

The following tables summarize our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$113,489	113,489	—	—	—
Short term loans- related party	$143,774	143,774	—	—	—
Operating Leases	$132,473	132,473	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$389,736	389,736	—	—	—

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between April 2010 and May 2010, we sold an aggregate of 42,093 shares of our common stock for net proceeds of approximately $33,064 to accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We paid finder’s fee of approximately $47,324 in connection with the sale of stocks.

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

DIRECTVIEW HOLDINGS, INC.

Date: May 14, 2010	By:	/s/ Roger Ralston
Roger Ralston, Chief Executive Officer

Date: May 14, 2010	By:	/s/ Michele Ralston
Michele Ralston , Chief Financial Officer