Form 10-Q
period 2010-06-30
DIRECTVIEW HOLDINGS INC
filed 2010-08-18
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  7,200,790 shares of common stock are issued and outstanding as of August 23, 2010.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2010

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(1)

ASSETS

CURRENT ASSETS:
Cash	$21,996	$71,410
Accounts Receivable - Net	128,513	45,974
Inventory	488	-
Other Current Assets	15,609	18,722

Total Current Assets	166,606	136,106

PROPERTY AND EQUIPMENT - Net	902	1,053
OTHER ASSETS	100	100

Total Assets	$167,608	$137,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes Payable	$82,000	$82,000
Loans Payable	13,125	10,000
Accounts Payable	413,479	419,662
Accrued Expenses	846,273	880,002
Deferred Revenue	594	5,265
Due to Related Parties	148,077	141,971

Total Current Liabilities	1,503,548	1,538,900

LONG-TERM LIABILITIES:
Deferred Revenue	276	520

Total Liabilities	1,503,824	1,539,420

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized;
7,197,390 and 5,919,604 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively)	720	592
Additional Paid-in Capital	11,480,104	11,095,214
Accumulated Deficit	(12,817,040)	(12,497,967)

Total Stockholders' Deficit	(1,336,216)	(1,402,161)

Total Liabilities and Stockholders' Deficit	$167,608	$137,259

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$212,530	$37,246	$542,764	$71,528

COST OF SALES	144,795	7,295	373,538	35,051

GROSS PROFIT	67,735	29,951	169,226	36,477

OPERATING EXPENSES:
Depreciation	74	1,328	150	2,655
Compensation, Related Taxes and Stock-based Compensation	123,288	52,717	285,566	124,856
Other Selling, General and Administrative	117,966	84,396	176,762	137,574

Total Operating Expenses	241,328	138,441	462,528	265,085

LOSS FROM OPERATIONS	(173,593)	(108,490)	(293,302)	(228,608)

OTHER INCOME (EXPENSES):
Other Income	12,316	-	29,026	38,345
Other Expense	(732)	-	(4,185)	-
Interest Expense	(7,021)	(1,771)	(50,612)	(4,657)

Total Other (Expense) Income	4,563	(1,771)	(25,771)	33,688

NET LOSS	$(169,030)	$(110,261)	$(319,073)	$(194,920)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.02)	$-	$(0.05)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	7,087,565	25,557,148	6,705,906	25,528,748

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(319,073)	$(194,920)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	151	2,655
Fair value of common stock issued as interest expense	36,654	-
Common stock issued for services	1,000	31,250
Lease abandonment charges	6,597	-
(Increase) Decrease in:
Accounts receivable	(82,539)	10,876
Inventory	(488)	-
Other current assets	3,113	1,534

Increase (Decrease) in:
Accounts payable	(6,097)	18,126
Accrued expenses	(36,720)	69,576
Deferred revenue	(4,915)	1,730

Net Cash Flows Used in Operating Activities	(402,317)	(59,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(1,575)
Proceeds from loans payable	31,489	-
Net proceeds from sale of common stock	318,914	10,000
Due to related parties	2,500	77,899

Net Cash Flows Provided by Financing Activities	352,903	86,324

Net Increase (Decrease) in Cash	(49,414)	27,151

Cash - Beginning of Period	71,410	-

Cash - End of Period	$21,996	$27,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Loans Payable	$28,450	$-

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

The Company is a full-service provider of teleconferencing services to businesses and organizations. The Company's conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company's primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. The Company is also a provider of the latest technologies in surveillance systems, digital video recording and services.  The systems provide onsite and remote video and audio surveillance.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2010, and the results of operations and cash flows for the six months ending June 30, 2010 have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2010 and December 31, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, notes payable, loans payable and due to related parties approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company's debt and the interest payable on the notes approximates the Company's incremental borrowing rate.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At June 30, 2010 and December 31, 2009, management determined that an allowance is necessary which amounted to $75,254.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2010 and 2009.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the six months ended June 30, 2010 and 2009, the Company did not grant any stock options.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

During the six months ended June 30, 2010, four customers accounted for 88% of revenues.

During the six months ended June 30, 2009, one customer accounted for 25% of the Company’s revenues.

As of June 30, 2010, two customers accounted for 64% of total accounts receivable. As of December 31, 2009, four customers accounted for 37% of total accounts receivable.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the six months ended June 30, 2010, subsequent events were evaluated by the Company as of  the date on which the unaudited consolidated financial statements for the six months ended June 30, 2010 were available to be issued. The Company has concluded that all subsequent events have been properly disclosed.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of June 30, 2010 and 2009, there were no options and warrants which could potentially dilute future earnings per share.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2010, the Company had an accumulated deficit of $12,817,040, and a working capital deficiency of $1,336,942. Additionally, for the six months ended June 30, 2010, the Company incurred net losses of $319,073 and had negative cash flows from operations in the amount of $402,317. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the six months ended June 30, 2010, the Company received net proceeds from sale of stock of $318,914 and proceeds from issuance of notes and loan payable of $31,489 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2010	December 31, 2009
Furniture and fixtures	3 years	$2,771	$2,771
Leasehold improvements	5 years	24,986	24,986
		27,757	27,757
Less: Accumulated depreciation		(26,855)	(26,704)
		$902	$1,053

For the six months ended June 30, 2010 and 2009, depreciation expense amounted to $151 and $2,655, respectively.

During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 4 – NOTES PAYABLE

During fiscal 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share. During fiscal 2008, the Company issued 139,562 shares in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share. The balance of the senior secured promissory note amounted to $17,000 as of June 30, 2010 and December 31, 2009. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.  The maturity date of this note was subsequently extended to April 2011.

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

As of June 30, 2010 and December 31, 2009, notes payable - current portion amounted to $82,000.

Accrued interest on the notes payable amounted to approximately $9,579 and $5,823 as of June 30, 2010 and December 31, 2009, respectively and is included in accrued expenses.

NOTE 5 – LOANS PAYABLE

In October 2009, an unrelated party loaned $10,000 to the Company. This loan is payable in cash or security equivalent at the option of the holder. This loan is non interest bearing and is due on demand. In April 2010, the Company issued 25,000 shares of common stock in connection with the payment of this loan for a total amount of $10,000.

During the six months ended June 30, 2010, four unrelated parties loaned a total of $31,489 to the Company. These loans are payable in cash or security equivalent at the option of the holder. These loans are non interest bearing and are due on demand. In May 2010, the Company issued 22,950 shares of common stock in connection with the payment of these loans for a total amount of $18,364.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Between January 2010 and February 2010, the Company issued in aggregate 45,817 shares of common stock in connection with notes payable. The fair value of such shares amounted to approximately $0.80 or  $36,654 based on the recent selling price of the Company’s common stock which has been recognize as interest expense.

Between January 2010 and June 2010, the Company received net proceeds of approximately $318,914 from the sale of 1,182,769 shares of the Company's common stock. The Company paid finder’s fee of approximately $835,500 in connection with this sale of stocks.

Between April 2010 and May 2010, the Company issued 47,950 shares of common stock in connection with the payment of loans for a total amount of $28,450.

In May 2010, we issued an aggregate of 1,250 shares of our common stock for consulting services rendered. We valued these common shares at the fair market value on the date of grant at $0.80 per share or $1,000. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at June 30, 2010 and December 31, 2009 was $57,618 and $56,832, respectively. As of June 30, 2010 and December 31, 2009, this note was reflected as a short term debt.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At June 30, 2010 and December 31, 2009, the Company had a payable to the Chief Executive Officer of the Company amounting to $32,126 and $29,626, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At June 30, 2010 and December 31, 2009, the Company had a payable to the Chief Financial Officer of the Company amounting to $4,900. These advances are short-term in nature and non-interest bearing.

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $6,433 and $3,613 as of June 30, 2010 and December 31, 2009, respectively and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of June 30, 2010 and December 31, 2009 totaling to $451,585 and $509,219, respectively and has been included in accrued expenses.

NOTE 8 - ACCRUED PAYROLL TAXES

As of June 30, 2010, the Company recorded a liability related to unpaid payroll taxes including interest and penalties for the year ended December 31, 2007 to June 30, 2010 for $69,844. Such amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

In July 2010, the Company received net proceeds of approximately $12,325 from the sale of 5,100 shares of the Company's common stock.

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

                Following the effectiveness of our registration statement during fiscal 2009, we became subject to the reporting obligations of the Securities Exchange Act of 1934 and require us to file quarterly and annual reports, among other filings, with the Securities and Exchange Commission, and we hope to obtain a quotation of our common stock on the OTC Bulletin Board.  We believe that both of these actions will increase our opportunities to raise the necessary capital to continue our business in that there will be public information available on our company and our financial condition and a trading market for our common stock.  There are no assurances, however, that our assumption is correct.  We may not be successful in obtaining the quotation of our common stock on the OTC Bulletin Board and even if we are successful there are no assurances a meaningful market for our common stock will develop.  The uncertainty in the capital markets, the small size of our company and the low barriers to entry in our market make our company less attractive to prospective investors and we may never be successful in raising the needed capital.  In addition, our operating expense will increase in future periods because we will incur higher professional fees to comply with the reporting requirements of the Securities Exchange Act of 1934.  If we are unable to raise the necessary capital, we will not be able to expand our business and our ability to continue as a going concern will be in jeopardy.

 Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include revenue recognition, accounting for stock based compensation accrued expenses pertaining to abandoned lease office space.

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

Accounts Receivable

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

                In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

                In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

                 In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on our consolidated financial statements.

                 In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  We anticipate that adoption of these additional disclosures will not have a material effect on our financial position or results of operations.

                 Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009

Net Sales

Overall, our net sales for the three and six months ended June 30, 2010 increased approximately 471% and 659%, respectively from the comparable periods in 2009.  The following table provides comparative data regarding the source of our net sales in each of these periods:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	(unaudited)		(unaudited)
	$	% of Total	$	% of Total
Video conferencing services	41,407	19%	36,991	99%
Security services	171,123	81%	255	1%
Total	212,530	100%	37,246	100%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	(unaudited)		(unaudited)
	$	% of Total	$	% of Total
Video conferencing services	48,763	9%	71,273	100%
Security services	494,001	91%	255	-
Total	542,764	100%	71,528	100%

               Net sales of our videoconference services for the three and six months ended June 30, 2010 increased (decreased) approximately 12% and (32%), respectively as compared to the three and six months ended June 30, 2009.   The increase during the three months ended June 30, 2009 was primarily attributable to the fact that during the 2010 period, we recorded revenues from sale of products to a customer that accounted for approximately $27,000 or 13% of our revenues for the period and we do not have a comparable product sales to this customer during the same period in 2009. An offset by a decrease in maintenance, service and video conference room and equipment rental income by approximately $9,000 or 83% during the three months ended June 30, 2010 as compared to the same period in 2009. Videoconference product revenue decreased by approximately $22,500 or 32% due to a decrease in maintenance, service and video conference room and equipment rental income of approximately $12,000 or 67% during the six months ended June 30, 2010. Videoconference product revenue fell during the six months ended June 30, 2010 because we have focus our efforts on our security service operations. We also believe that the current economic downturn of the economy has negatively affected our videoconferencing operations.

               Net sales of security services for the three and six months ended June 30, 2010 increased by approximately 67,007% and 193,626%, respectively as compared to the same period in 2009. During the three months ended June 30, 2010, two new customers accounted for approximately 81% of our total revenues.  These clients accounted for revenues of approximately $171,000, representing approximately 81% of our consolidated revenues during the three months ended June 30, 2010. During the six months ended June 30, 2010, four new customers accounted for approximately 88% of our total revenues.  These clients accounted for revenues of approximately $476,000, representing approximately 88% of our consolidated revenues during the six months ended June 30, 2010. In December 2009, we entered into a one year subcontractor agreement with these three clients.

Additionally, we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the three and six months ended June 30, 2010, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues decreased approximately 10% for the six months ended June 30, 2010 from the comparable period in 2009.  The following table provides information on the cost of sales as a percentage of net sales for the six months period ended June 30, 2010 and 2009:

	Six months Ended June 30,
Cost of Sales as a Percentage of Net Sales	2010	2009
	(unaudited)
Video conferencing services	6%	49%
Security services	63%	-
Total	69%	49%

               During the six months ended June 30, 2010, our cost of sales for our videoconferencing division as a percentage of net sales decreased as compared to the six months ended June 30, 2009. Our cost of sales for our videoconferencing division decreased due to decreased revenues as compared to the six months ended June 30, 2009.

During the six months ended June 30, 2010, our cost of sales for our security division as a percentage of net sales increased as compared to the six months ended June 30, 2009. The increase is primarily attributable to increased labor cost during six months ended June 30, 2010 as compared to the same period in 2009. We hired 15 technicians as compared to 2 technicians during the same period in fiscal 2009. The increase in cost of sales for our security division reflects the increase in security service revenues during the six months ended June 30, 2010.

Total operating expenses for the three months ended June 30, 2010 were $241,328, an increase of $102,887, or approximately 74%, from total operating expenses for the comparable the three months ended June 30, 2009 of $138,441. Total operating expenses for the six months ended June 30, 2010 were $462,528, an increase of $197,443, or approximately 74%, from total operating expenses for the comparable the six months ended June 30, 2009 of $265,085.  This increase is primarily attributable to:

•           a decrease of $1,254, or 94%, and $2,505 or 94% in depreciation expense during the three and six months ended June 30, 2010, respectively. During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space;

•           an increase of $70,571 or 134% and $160,710 or 129%, in compensation expense during the three and six months ended June 30, 2010, respectively, which is primarily attributable to the increase in full time employees of our security division hired in December 2009 and increase compensation level of our CEO beginning in January 2010;

•           an increase of $33,570 or 40% and $39,188 or 28%, during the three and six months ended June 30, 2010, respectively,  in other selling, general and administrative expenses as  summarized below:

	Three Months Ended June 30,
	2010	2009

Auto expense	$7,316	$6,746
Health insurance	3,254	4,268
Telephone and communications	12,377	10,033
Travel and entertainment	24,704	3,257
Professional fee	34,670	34,873
Other	35,645	25,219
	$117,966	$84,396

	Six Months Ended June 30,
	2010	2009

Auto expense	$16,016	$8,059
Health insurance	8,384	9,825
Telephone and communications	25,222	18,252
Travel and entertainment	41,963	7,321
Professional fee	18,039	36,286
Other	67,138	57,831
	$176,762	$137,574

The increase in other selling, general and administrative expenses is primarily attributable to the following changes in these expenses from the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009:

1)             Auto expenses increased by $570 or 8% and $7,957 or 99% during the three and six months period June 30, 2010, respectively, as a result of increased auto insurance expense.
2)             Health insurance expense slightly decreased by $1,014 or 24% and $1,441 or 15% during the three and six months period June 30, 2010.
3)             Telephone and communications expenses increased by $2,344 or 23% and $6,970 or 38% during the three and six months period June 30, 2010, respectively, as a result of increase in operations of our security service division.
4)             Travel and entertainment expenses increased by $21,447 or 658% and $34,642 or 473% during the three and six months period June 30, 2010, respectively, due to increased sales-related travel.
5)             Professional fee slightly decreased by $203 or 1% during the three months period June 30, 2010.  Professional fee decreased by $18,247 or 50% during the six months period June 30, 2010, due to a credit received for accounting fees.
6)             Other selling, general and administrative expenses, which includes postage, rent expense, general insurance, and office supplies, utilities and expenses increased by $10,426 or 41% and $9,307 or 16% during the three and six months period June 30, 2010, respectively, as a result of increase in operations of our security service division.

We presently anticipate that operating expenses for the remainder of fiscal 2010 will increase as a result of becoming a public company and due to increased operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $173,593 and $293,302 for the three and six months ended June 30, 2010, respectively as compared to a loss from operations of $108,490 and $228,608 for the three and six months ended June 30, 2009. An increase of $65,103 or 60% for the three months ended June 30, 2010 and an increased of $64,694 or 28%, for the six months ended June 30, 2010.

Other Income (Expenses)

Total other income (expense) was $4,563 and $(25,771) for the three and six months ended June 30, 2010 as compared to other income (expense) of ($1,771) and $33,688 for the three and six months ended June 30, 2009, respectively. An increase of other income of $6,334 for the three months ended June 30, 2010 and an increased of other expense of $59,459, for the six months ended June 30, 2010 is primarily attributable to:

•           $12,316 and $0 of other income for the three months ended June 30, 2010 and 2009, respectively,  and  $29,026 and $38,345 of other income for the six months ended June 30, 2010 and 2009, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

•           An increase of $45,955 in interest expense for the six months ended June 30, 2010 as compared to the same periods in 2009 which is primarily attributable to the fair value of common stock issued in connection with notes payable amounting to $36,654.

Net loss

We reported a net loss of $169,030 and $319,073 for the three and six months ended June 30, 2010, respectively, as compared to a net loss of $110,261 and $194,920 for the three and six months ended June 30, 2009, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2010, we had a cash balance of $21,996. Our working capital deficit is $1,336,942 at June 30, 2010.

We reported a net decrease in cash for the three months ended June 30, 2010 of $49,414. While we currently have no material commitments for capital expenditures, at June 30, 2010 we owed $82,000 under various notes payable.  During the three months ended June 30, 2010, we have raised an additional $318,814 through the sale of our securities and $31,489 from debts. We do not presently have any external sources of working capital.

At June 30, 2010 we owed Mr. and Mrs. Michele Ralston, executive officers and directors of our company $148,077 for amounts they have advanced to us for working capital.  Of this amount, $32,126 and $4,900 which is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $25,000 and a $22,000 note payable maturing in June 2010 plus accrued interest of $6,433 is owed to Mr. Ralston which bears interest at 12%, and the remaining $57,618, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010.

Accrued liabilities as of June 30, 2010 consist of the following:

·        Accrued salaries to our officers and certain employees amounting to $552,345
·        Accrued commissions to certain employees amounting to $60,590
·        Accrued payroll taxes including interest and penalties of $69,844
·        Sales tax payable of $18,102
·        Lease abandonment charges of $135,813
·        Accrued interest of $9,579

              Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $169,030 and $319,073 during the three months ended June 30, 2010 and 2009, respectively.  At June 30, 2010 we had a working capital deficit of $1,336,942.  We do not anticipate we will be profitable in fiscal 2010.  Therefore our future operations will be dependent on our ability to secure additional financing.  We will be required to raise additional capital to fund our future operations within the next 12 months. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the six months ended June 30, 2010 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2010 amounted to $402,317 and was primarily attributable to our net losses of $319,073, offset by depreciation of $151, stock based expenses of $37,654, lease abandonment charges of $6,597 and add back total changes in assets and liabilities of $127,646.  Net cash flows used in operating activities for the six months ended June 30, 2009 amounted to $59,173 and was primarily attributable to our net losses of $194,920, offset by depreciation of $2,655, stock based expenses of $31,250 and total changes in assets and liabilities of $101,842.

Financing activities

Net cash flows provided by financing activities was $352,903 for the six months ended June 30, 2010. We received net proceeds from sale of stock of $318,914 and loans payable of $31,489. Net cash flows provided by financing activities was $86,324 for the six months ended June 30, 2009. We received net proceeds from advances from related parties of $77,899, sale of stock of $10,000, and bank overdraft of ($1,575).

Marketing and public relations agreement

              In January 2010, we entered into a one year marketing and public relations agreement. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. Between January 2010 and June 2010, we have paid finder’s fees of approximately $754,000 to this company in connection with sales of our stock.

             In January 2010, we entered into another marketing and public relations agreement. The agreement shall be effective beginning as of January 15, 2010 and shall end on December 31, 2010. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. Between March 2010 and April 2010, the Company has paid finder’s fees of approximately $81,000 to this company in connection with sales of our stock.

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

The following tables summarize our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$95,125	95,125	—	—	—
Short term loans- related party	$148,077	148,077	—	—	—
Operating Leases	$135,813	135,813	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$379,015	379,015	—	—	—

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

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2009, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

               None.

ITEM 1A. RISK FACTORS.

               Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between April 2010 and June 2010, we sold an aggregate of 201,293 shares of our common stock for net proceeds of approximately $130,900 to accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We paid finder’s fee of approximately $234,000 in connection with the sale of stocks.

 Between April 2010 and May 2010, we issued 47,950 shares of common stock in connection with the payment of loans for a total amount of $28,450. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

 In May 2010, we issued an aggregate of 1,250 shares of our common stock for consulting services rendered. We valued these common shares at the fair market value on the date of grant at $0.80 per share or $1,000. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

                In July 2010, we received net proceeds of approximately $12,325 from the sale of 5,100 shares of our common stock to accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

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

DIRECTVIEW HOLDINGS, INC.

Date: August 18, 2010	By:	/s/ Roger Ralston
Roger Ralston, Chief Executive Officer

Date: August 18, 2010	By:	/s/ Michele Ralston
Michele, Chief Financial Officer