Form 10-Q
period 2010-09-30
DIRECTVIEW HOLDINGS INC
filed 2010-11-15
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  000-53741

DIRECTVIEW HOLDINGS, INC.
 (Name of Registrant as specified in its charter)

DELAWARE	20-5874633
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  72,421,340 shares of common stock are issued and outstanding as of November 15, 2010.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 Consolidated Statements of Income for the Three and Nine months Ended September 30, 2010 and 2009 (unaudited) Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2010 and 2009 (unaudited) Notes to Unaudited Consolidated Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4T.	Controls and Procedures.	24

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Default upon Senior Securities.	26
Item 4.	Submission of Matters to a Vote of Security Holders.	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	26

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(1)

ASSETS

CURRENT ASSETS:
Cash	$22,488	$71,410
Accounts Receivable - Net	37,680	45,974
Other Current Assets	18,788	18,722

Total Current Assets	78,956	136,106

PROPERTY AND EQUIPMENT - Net	828	1,053
OTHER ASSETS	100	100

Total Assets	$79,884	$137,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible promissory note, net of debt discount	$16,048	$-
Notes Payable	82,000	82,000
Loans Payable	10,000	10,000
Accounts Payable	410,874	419,662
Accrued Expenses	902,081	880,002
Deferred Revenue	487	5,265
Due to Related Parties	153,550	141,971

Total Current Liabilities	1,575,040	1,538,900

LONG-TERM LIABILITIES:
Deferred Revenue	154	520

Total Liabilities	1,575,194	1,539,420

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized;
72,206,970 and 59,196,040 shares issued and outstanding at
September 30, 2010 and December 31, 2009, respectively)	7,220	5,920
Additional Paid-in Capital	11,548,146	11,089,886
Accumulated Deficit	(13,050,676)	(12,497,967)

Total Stockholders' Deficit	(1,495,310)	(1,402,161)

Total Liabilities and Stockholders' Deficit	$79,884	$137,259

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$104,559	$35,873	$647,323	$107,401

COST OF SALES	91,708	3,502	465,246	38,553

GROSS PROFIT	12,851	32,371	182,077	68,848

OPERATING EXPENSES:
Depreciation	75	1,326	225	3,981
Bad Debt Expenses	53,137	1,398	53,187	1,398
Compensation, Related Taxes and Stock-based Compensation	128,482	53,127	414,048	177,983
Other Selling, General and Administrative	55,074	43,726	231,836	181,300

Total Operating Expenses	236,768	99,577	699,296	364,662

LOSS FROM OPERATIONS	(223,917)	(67,206)	(517,219)	(295,814)

OTHER INCOME (EXPENSES):
Other Income	-	-	29,026	38,345
Other Expense	-	-	(4,185)	-
Interest Expense	(9,719)	(2,188)	(60,331)	(6,845)

Total Other (Expense) Income	(9,719)	(2,188)	(35,490)	31,500

NET LOSS	$(233,636)	$(69,394)	$(552,709)	$(264,314)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$-	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	72,067,050	120,160,000	68,746,411	209,749,990

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(552,709)	$(264,314)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	225	3,982
Fair value of common stock issued as interest expense	36,654	-
Amortization of debt issuance costs	167	-
Amortization of debt discount	2,255	-
Common stock issued for services	1,000	31,250
Cancellation of common stock issued for services	-	(50,000)
Lease abandonment charges	10,021	-
Bad debt expenses	53,187	1,398
(Increase) Decrease in:
Accounts receivable	(44,893)	(3,778)
Other current assets	2,767	(434)

Increase (Decrease) in:
Accounts payable	(8,702)	62,782
Accrued expenses	17,427	96,991
Deferred revenue	(5,144)	(2,078)

Net Cash Flows Used in Operating Activities	(487,745)	(124,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(1,575)
Proceeds from loans payable	34,514	-
Net proceeds from note payable	47,000	-
Net proceeds from sale of common stock	351,139	47,453
Repayments of related party advances	-	(790)
Due to related parties	6,170	82,102

Net Cash Flows Provided by Financing Activities	438,823	127,190

Net Increase (Decrease) in Cash	(48,922)	2,989

Cash - Beginning of Period	71,410	-

Cash - End of Period	$22,488	$2,989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Loans Payable	$34,560	$-

See accompanying notes to unaudited consolidated financial statements.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

In October 2010, the Board of Directors of the Company declared a dividend payable in shares of the Company’s common stock to all stockholders of record on November 9, 2010.  The dividend payment date is November 15, 2010.  Each stockholder of the Company will receive nine shares of common stock for each one share owned on the record date.  The Company has retroactively adjusted these financial statements to reflect such stock dividend.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2010, and the results of operations and cash flows for the nine months ending September 30, 2010 have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on the reported net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2010 and December 31, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2010 and December 31, 2009, management determined that an allowance is necessary which amounted to $128,392.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2010 and 2009.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the nine months ended September 30, 2010 and 2009, the Company did not grant any stock options.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

During the nine months ended September 30, 2010, four customers accounted for 88% of revenues.

During the nine months ended September 30, 2009, two customers accounted for 33% of the Company’s revenues.

As of September 30, 2010, two customers accounted for 41% of total accounts receivable. As of December 31, 2009, four customers accounted for 37% of total accounts receivable.

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

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the nine months ended September 30, 2010, subsequent events were evaluated by the Company as of the date on which the unaudited consolidated financial statements for the nine months ended September 30, 2010 were available to be issued. The Company has concluded that all subsequent events have been properly disclosed.

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of September 30, 2010 and 2009, there were no options and warrants which could potentially dilute future earnings per share.

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
September 30, 2010

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2010, the Company had an accumulated deficit of $13,050,676, and a working capital deficiency of $1,496,084. Additionally, for the nine months ended September 30, 2010, the Company incurred net losses of $552,709 and had negative cash flows from operations in the amount of $487,745. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the nine months ended September 30, 2010, the Company received net proceeds from sale of stock of $351,139 and proceeds from issuance of notes and loan payable of $81,514 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2010	December 31, 2009
Furniture and fixtures	3 years	$2,771	$2,771
Leasehold improvements	5 years	24,986	24,986
		27,757	27,757
Less: Accumulated depreciation		(26,929)	(26,704)
		$828	$1,053

For the nine months ended September 30, 2010 and 2009, depreciation expense amounted to $225 and $3,982, respectively.

During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space.

NOTE 4 – NOTES PAYABLE

During fiscal 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share ($0.05 per share post-dividend). During fiscal 2008, the Company issued 139,562 shares (1,396,562 shares post-dividend) in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share ($0.05 per share post-dividend). The balance of the senior secured promissory note amounted to $17,000 as of September 30, 2010 and December 31, 2009. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.  The maturity date of this note was subsequently extended to April 2011.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 4 – NOTES PAYABLE (continued)

During fiscal 2009, the Company classified $45,000 3% unsecured notes payable from long-term to short-term.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock at a rate of $0.05 per share ($0.005 per share post-dividend). The note payable bears 6% interest per annum and matures in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changes to January 2011.

As of September 30, 2010 and December 31, 2009, notes payable - current portion amounted to $82,000.

Accrued interest on the notes payable amounted to approximately $11,457 and $5,823 as of September 30, 2010 and December 31, 2009, respectively and is included in accrued expenses.

NOTE 5 – LOANS PAYABLE

In October 2009, an unrelated party loaned $10,000 to the Company. This loan is payable in cash or security equivalent at the option of the holder. This loan is non interest bearing and is due on demand. In April 2010, the Company issued 25,000 shares (250,000 shares post-dividend) of common stock in connection with the payment of this loan for a total amount of $10,000.

During the nine months ended September 30, 2010, four unrelated parties loaned a total of $31,489 to the Company. These loans are payable in cash or security equivalent at the option of the holder. These loans are non interest bearing and are due on demand. Between May 2010 and September 2010, the Company issued 25,150 shares (251,500 shares post-dividend) of common stock in connection with the payment of these loans for approximately $25,000.

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

In September 2010, the Company issued a convertible promissory note amounting to $50,000. The note bears interest at 8% per annum and matures nine months after issuance. The Company paid debt issuance cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 90 days after the date of this note, at a conversion price equal to 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion.  In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $36,207 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that since the note is fully convertible after 90 days from the date of issuance, the convertible note is not a derivative as of September 30, 2010.  As of September 30, 2010, accrued interest and amortization of debt issuance cost on these notes amounted to $186 and $167, respectively.

At September 30, 2010, convertible promissory note consisted of the following:

September 30, 2010
Secured convertible promissory note	$50,000

Less: debt discount	(33,952)
Secured convertible promissory note – net	$16,048

As of September 30, 2010, amortization of debt discount amounted to $2,255 and is included in interest expense.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 - STOCKHOLDERS’ DEFICIT

In October 2010, the Board of Directors of the Company declared a dividend payable in shares of the Company’s common stock to all stockholders of record on November 9, 2010.  The dividend payment date is November 15, 2010.  Each stockholder of the Company will receive nine shares of common stock for each one share owned on the record date. The Company has retroactively adjusted these financial statements to reflect such stock dividend.

Between January 2010 and February 2010, the Company issued in aggregate 45,817 shares (458,170 shares post-dividend) of common stock in connection with notes payable. The fair value of such shares amounted to approximately $0.80 ($0.08 post dividend) or  $36,654 based on the recent selling price of the Company’s common stock which has been recognize as interest expense.

Between January 2010 and September 2010, the Company received net proceeds of approximately $351,139 from the sale of 1,203,876 shares (12,038,760 shares post-dividend) of the Company's common stock. The Company paid finder’s fee of approximately $867,000 in connection with this sale of stocks.

Between April 2010 and September 2010, the Company issued 50,150 shares (501,500 shares post-dividend) of common stock in connection with the payment of loans for a total amount of $34,560.

In May 2010, the Company issued an aggregate of 1,250 shares (12,500 shares post-dividend) of the Company’s common stock for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.80 per share ($0.08 per share post dividend) or $1,000 based on the recent selling price of the Company’s common stock. In connection with the issuance of these shares during the nine months ended September 30, 2010, the Company recorded professional fees of $1,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at September 30, 2010 and December 31, 2009 was $58,011 and $56,832, respectively. As of September 30, 2010 and December 31, 2009, this note was reflected as a short term debt.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At September 30, 2010 and December 31, 2009, the Company had a payable to the Chief Executive Officer of the Company amounting to $35,796 and $29,626, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At September 30, 2010 and December 31, 2009, the Company had a payable to the Chief Financial Officer of the Company amounting to $4,900. These advances are short-term in nature and non-interest bearing.

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $7,843 and $3,613 as of September 30, 2010 and December 31, 2009, respectively and is included in due to related parties in the Company’s balance sheet.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of September 30, 2010 and December 31, 2009 totaling to $482,452 and $509,219, respectively and has been included in accrued expenses.

NOTE 9 - ACCRUED PAYROLL TAXES

As of September 30, 2010, the Company recorded a liability related to unpaid payroll taxes including interest and penalties for the year ended December 31, 2007 to September 30, 2010 for $82,782. Such amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 10 - SUBSEQUENT EVENTS

In October 2010, the Company received net proceeds of approximately $32,156 from the sale of 8,937 shares (89,370 shares post-dividend) of the Company's common stock. The Company paid finder’s fee of approximately $14,965 in connection with this sale of stocks.

In October 2010, the Company issued 12,500 shares (125,000 shares post-dividend) of common stock in connection with the payment of a loan amounting to $10,000.

In October 2010, the Board of Directors of the Company declared a dividend payable in shares of the Company’s common stock to all stockholders of record on November 9, 2010.  The dividend payment date is November 15, 2010.  Each stockholder of the Company will receive nine shares of common stock for each one share owned on the record date.  The Company has retroactively adjusted these financial statements to reflect such stock dividend.

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

Our Company was formed in October 2006.  Immediately thereafter we acquired Ralston Communication Services and Meeting Technologies from DirectView, Inc., a Nevada corporation of which Mr. and Mrs. Ralston were officers and directors immediately prior to such acquisition, in exchange for the assumption by us of these subsidiaries working capital deficiencies and any and all trade credit and other liabilities.  Both of these entities had historically provided the video conferencing services we continue to provide.  Thereafter, in February 2007, we formed DirectView Security Systems, Inc.  and in July 2007 we formed DirectView Video. Directview Security began offering services and products immediately from inception.

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

                Following the effectiveness of our registration statement during fiscal 2009, we became subject to the reporting obligations of the Securities Exchange Act of 1934 and require us to file quarterly and annual reports, among other filings, with the Securities and Exchange Commission.  We believe that both of these actions will increase our opportunities to raise the necessary capital to continue our business in that there will be public information available on our company and our financial condition and a trading market for our common stock.  There are no assurances, however, that our assumption is correct.  We have obtained the quotation of our common stock on the OTC Bulletin Board and there are no assurances a meaningful market for our common stock will develop.  The uncertainty in the capital markets, the small size of our company and the low barriers to entry in our market make our company less attractive to prospective investors and we may never be successful in raising the needed capital.  In addition, our operating expense will increase in future periods because we will incur higher professional fees to comply with the reporting requirements of the Securities Exchange Act of 1934.  If we are unable to raise the necessary capital, we will not be able to expand our business and our ability to continue as a going concern will be in jeopardy.

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

Results of Operations

Three and Nine months Ended September 30, 2010 Compared to the Three and Nine months Ended September 30, 2009

Net Sales

Overall, our net sales for the three and nine months ended September 30, 2010 increased approximately 191% and 503%, respectively from the comparable periods in 2009.  The following table provides comparative data regarding the source of our net sales in each of these periods:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	(unaudited)		(unaudited)
	$	% of Total	$	% of Total
Video conferencing services	4,375	4%	23,971	67%
Security services	100,184	96%	11,902	33%
Total	104,559	100%	35,873	100%

	Nine months Ended September 30, 2010		Nine months Ended September 30, 2009
	(unaudited)		(unaudited)
	$	% of Total	$	% of Total
Video conferencing services	53,138	8%	95,244	89%
Security services	594,185	92%	12,157	11%
Total	647,323	100%	107,401	100%

Net sales of our videoconference services for the three and nine months ended September 30, 2010 decreased approximately 82% and 44%, respectively as compared to the three and nine months ended September 30, 2009.   The decrease during the three months ended September 30, 2010 was primarily attributable to the decrease in maintenance, service and video conference room and equipment rental income by approximately $14,000 during the three months ended September 30, 2010 as compared to the same period in 2009. Videoconference product revenue decreased by approximately $42,106 or 44% due to a decrease in maintenance, service and video conference room and equipment rental income of approximately $25,500 during the nine months ended September 30, 2010. Videoconference product revenue fell during the nine months ended September 30, 2010 because we have focus our efforts on our security service operations. We also believe that the current economic downturn of the economy has negatively affected our videoconferencing operations.

Net sales of security services for the three and nine months ended September 30, 2010 increased by approximately 742% and 4,788%, respectively as compared to the same period in 2009. During the three months ended September 30, 2010, two new customers accounted for approximately 89% of our total revenues.  These clients accounted for revenues of approximately $93,000, representing approximately 89% of our consolidated revenues during the three months ended September 30, 2010. During the nine months ended September 30, 2010, four new customers accounted for approximately 88% of our total revenues.  These clients accounted for revenues of approximately $568,000, representing approximately 88% of our consolidated revenues during the nine months ended September 30, 2010. In December 2009, we entered into a one year subcontractor agreement with these three clients.

Additionally, we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the three and nine months ended September 30, 2010, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues increased approximately 36% for the nine months ended September 30, 2010 from the comparable period in 2009.  The following table provides information on the cost of sales as a percentage of net sales for the nine months period ended September 30, 2010 and 2009:

	Nine months Ended September 30,
Cost of Sales as a Percentage of Net Sales	2010	2009
	(unaudited)
Video conferencing services	6%	33%
Security services	66%	3%
Total	72%	36%

               During the nine months ended September 30, 2010, our cost of sales for our videoconferencing division as a percentage of net sales decreased as compared to the nine months ended September 30, 2009. Our cost of sales for our videoconferencing division decreased due to decreased revenues as compared to the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, our cost of sales for our security division as a percentage of net sales increased as compared to the nine months ended September 30, 2009. The increase is primarily attributable to increased labor cost during nine months ended September 30, 2010 as compared to the same period in 2009. During the nine months ended September 30, 2010, we hired 15 technicians as compared to 2 technicians during the same period in fiscal 2009. The increase in cost of sales for our security division reflects the increase in security service revenues during the nine months ended September 30, 2010.

Total operating expenses for the three months ended September 30, 2010 were $236,768, an increase of $137,191, or approximately 138%, from total operating expenses for the comparable the three months ended September 30, 2009 of $99,577. Total operating expenses for the nine months ended September 30, 2010 were $699,296, an increase of $334,634, or approximately 92%, from total operating expenses for the comparable the nine months ended September 30, 2009 of $364,662.  This increase is primarily attributable to:

•           a decrease of $1,251 or 94%, and $3,756 or 94% in depreciation expense during the three and nine months ended September 30, 2010, respectively. During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space;

•           an increase of $51,789 or 3,705%, in bad debt expenses due to the increase in write-off of our accounts receivable during the nine months ended September 30, 2010. An increase of $51,739 or 3,701%, in bad debt expenses due to the increase in write-off of our accounts receivable during the three months ended September 30, 2010;

•           an increase of $75,355 or 142% and $236,065 or 133%, in compensation expense during the three and nine months ended September 30, 2010, respectively, which is primarily attributable to the increase in full time employees of our security division hired in December 2009 and increase compensation level of our CEO beginning in January 2010;

•           an increase of $11,348 or 26% and $50,536 or 28%, during the three and nine months ended September 30, 2010, respectively,  in other selling, general and administrative expenses as  summarized below:

	Three Months Ended September 30,
	2010	2009

Auto expense	$5,102	$6,726
Health insurance	6,160	4,847
Telephone and communications	11,403	8,170
Travel and entertainment	6,052	3,299
Professional fee	7,500	(14,790)
Other	18,857	35,474
	$55,074	$43,726

	Nine months Ended September 30,
	2010	2009

Auto expense	$21,118	$14,785
Health insurance	14,544	14,672
Telephone and communications	36,625	26,422
Travel and entertainment	48,015	10,620
Professional fee	25,539	21,496
Other	85,995	93,305
	$231,836	$181,300

The increase in other selling, general and administrative expenses is primarily attributable to the following changes in these expenses from the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009:

1)             Auto expenses (decreased) increased by $(1,624) or 24% and $6,333 or 43% during the three and nine months period September 30, 2010, respectively. The increased during the nine month period is a result of increased auto insurance expense.
2)             Health insurance expense slightly increased (decreased) by $1,313 or 27% and $(128) or 1% during the three and nine months period September 30, 2010.
3)             Telephone and communications expenses increased by $3,233 or 40% and $10,203 or 39% during the three and nine months period September 30, 2010, respectively, as a result of increase in operations of our security service division.
4)             Travel and entertainment expenses increased by $2,753 or 83% and $37,395 or 352% during the three and nine months period September 30, 2010, respectively, due to increased sales-related travel.
5)             Professional fee increased by $22,290 during the three months period September 30, 2010.  The decrease is primarily related to a decrease in legal fees. During the 2009 period, we cancelled 100,000 shares  (1,000,000 shares post-dividend) of common stock previously issued for legal service and  recorded a corresponding decrease in professional fees during the three months ended September 30, 2009. Professional fee increased by $4,043 or 19% during the nine months period September 30, 2010.
6)             Other selling, general and administrative expenses, which includes postage, rent expense, general insurance, and office supplies, utilities and expenses decreased by $16,617 or 47% and $7,310 or 8% during the three and nine months period September 30, 2010, respectively, primarily attributable to decrease rent expense and offset by increase in other selling, general and administrative expenses related to our security division.

We presently anticipate that operating expenses for the remainder of fiscal 2010 will increase as a result of becoming a public company and due to increased operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $223,917 and $517,219 for the three and nine months ended September 30, 2010, respectively as compared to a loss from operations of $67,206 and $295,814 for the three and nine months ended September 30, 2009. An increase of $156,711 or 233% for the three months ended September 30, 2010 and an increased of $221,405 or 75%, for the nine months ended September 30, 2010.

Other Income (Expenses)

Total other expense was $9,719 and $35,490 for the three and nine months ended September 30, 2010 as compared to other income (expense) of ($2,188) and $31,500 for the three and nine months ended September 30, 2009, respectively. An increase of other expense of $7,531 for the three months ended September 30, 2010 and an increased of other expense of $66,990, for the nine months ended September 30, 2010 is primarily attributable to:

•            $29,026 and $38,345 of other income for the nine months ended September 30, 2010 and 2009, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

•            an increase of $7,531 in interest expense for the three months ended September 30, 2010   and an increase of $53,486 in interest expense for the nine months ended September 30, 2010 as compared to the same periods in 2009 which is primarily attributable to the fair value of common stock issued in connection with notes payable amounting to $36,654 and lease abandonment charges of $10,021.

Net loss

We reported a net loss of $233,636 and $552,709 for the three and nine months ended September 30, 2010, respectively, as compared to a net loss of $69,394 and $264,314 for the three and nine months ended September 30, 2009, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2010, we had a cash balance of $22,488. Our working capital deficit is $1,496,084 at September 30, 2010.

We reported a net decrease in cash for the three months ended September 30, 2010 of $48,922. While we currently have no material commitments for capital expenditures, at September 30, 2010 we owed $132,000 under various notes payable.  During the nine months ended September 30, 2010, we have raised an additional $351,139 through the sale of our securities and $81,514 from debts. We do not presently have any external sources of working capital.

At September 30, 2010 we owed Mr. and Mrs. Michele Ralston, executive officers and directors of our company $153,550 for amounts they have advanced to us for working capital.  Of this amount, $35,796 and $4,900 which is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $25,000 and a $22,000 note payable maturing in June 2010 plus accrued interest of $7,843 is owed to Mr. Ralston which bears interest at 12%, and the remaining $58,011, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010.

Accrued liabilities as of September 30, 2010 consist of the following:

·        Accrued salaries to our officers and certain employees amounting to $589,239
·        Accrued commissions to certain employees amounting to $60,590
·        Accrued payroll taxes including interest and penalties of $82,782
·        Sales tax payable of $18,590
·        Lease abandonment charges of $139,237
·        Accrued interest of $11,643

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $552,709 during the nine months ended September 30, 2010.  At September 30, 2010 we had a working capital deficit of $1,496,084. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2010.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the nine months ended September 30, 2010 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2010 amounted to $487,745 and was primarily attributable to our net losses of $552,709, offset by depreciation of $225, stock based expenses of $37,654, lease abandonment charges of $10,021, bad debt expense of $53,187, amortization of debt issuance cost and debt discount of $2,422 and add back total changes in assets and liabilities of $38,545.  Net cash flows used in operating activities for the nine months ended September 30, 2009 amounted to $124,201 and was primarily attributable to our net losses of $264,314, offset by depreciation of $3,982, bad debts of $1,398, stock based expenses of $31,250, total changes in assets and liabilities of $153,483 and add back of $50,000 related to cancellation of common stock issued for services.

Financing activities

Net cash flows provided by financing activities was $438,823 for the nine months ended September 30, 2010. We received net proceeds from sale of stock of $351,139, loans payable of $34,514 and note payable of $47,000. Net cash flows provided by financing activities was $127,190 for the nine months ended September 30, 2009. We received net proceeds from advances from related parties of $82,102, sale of stock of $47,453, offset by repayments on related party advances of $790 and bank overdraft of ($1,575).

Marketing and public relations agreement

              In January 2010, we entered into a one year marketing and public relations agreement. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. Between January 2010 and September 2010, we have paid finder’s fees of approximately $786,000 to this company in connection with sales of our stock.

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

The following tables summarize our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$142,000	142,000	—	—	—
Short term loans- related party	$153,550	153,550	—	—	—
Operating Leases	$139,237	139,237	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$434,787	434,787	—	—	—

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

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between July 2010 and September 2010, we sold an aggregate of 21,107 (211,070 shares post-dividend) shares of our common stock for net proceeds of approximately $32,225 to accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We paid finder’s fee of approximately $32,000 in connection with the sale of stocks.

In September 2010, we issued 2,200 shares (22,000 shares post-dividend) of common stock in connection with the payment of loans of approximately $6,000. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

                In October 2010, we received net proceeds of approximately $32,156 from the sale of 8,937 shares (89,370 shares post-dividend) of our common stock to accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We paid finder’s fee of approximately $15,000 in connection with the sale of stocks.

In October 2010, we issued 12,500 shares (125,000 shares post-dividend) of common stock in connection with the payment of a loan of approximately $10,000. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

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

DIRECTVIEW HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ Roger Ralston
Roger Ralston, Chief Executive Officer

Date: November 15, 2010	By:	/s/ Michele Ralston
Michele, Chief Financial Officer