Form 10-K
period 2010-12-31
DIRECTVIEW HOLDINGS INC
filed 2011-04-15
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ]   No [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,287,506 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 73,025,625 shares of common stock are issued and outstanding as of April 15, 2011.

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

When used in this report the following terms have the following meanings related to our subsidiaries.

•	“DirectView Video” refers to DirectView Video Technologies, Inc. a company organized under the laws of the state of Florida.

•	“DirectView Security” refers to DirectView Security Systems, Inc. a company organized under the laws of the state of Florida.

•	“Ralston” refers to Ralston Communication Services, Inc. a company organized under the laws of the state of Florida.

•	“Meeting Technologies” refers to Meeting Technologies Inc., a company organized under the laws of the state of Delaware.

PART I

ITEM 1.	BUSINESS

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

In October 2010, we declared a dividend payable in shares of our common stock to all stockholders of record on November 9, 2010.  The dividend payment date is November 12, 2010.  Each stockholder will receive nine shares of common stock for each one share owned on the record date. We have retroactively adjusted these financial statements to reflect such stock dividend.

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

Video conferencing services

We are a full-service provider of video conferencing technologies and services.  We provide multipoint video conferencing, network integration services, custom room design, staffing, document conferencing and IP/webconferencing services to businesses and organizations in the United States and we focus to provide this around the world.  We believe that our video conferencing services enable our clients to cost-effectively, instantaneously conduct remote meetings by linking participants in geographically dispersed locations.  Our mission is to provide customized video conferencing solutions and services to businesses and organizations.  From design to installation, we strive to deliver products and services that are simple to understand, easy to implement and even easier to use.

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

Our Customers

               Our video conferencing products and services are sold to commercial, government, medical and educational sectors that use technology to cost-effectively, instantaneously conduct remote meetings by linking participants in geographically dispersed locations. Our security system division provides the latest technologies in surveillance systems, digital video recording and services in any industry, organization and companies. In 2010 four clients, Diebold Enterprise Security Systems, Inc., Niscayah, Inc., Mastec Inc. and Tech Systems, Inc. accounted for in excess of 87% of our total consolidated revenues.  These clients accounted for revenues of $654,000, representing approximately 87% of our consolidated revenues in 2010. In 2009 two clients, Diebold Enterprise Security Systems, Inc. and Niscayah, Inc. accounted for in excess of 21% of our total consolidated revenues.  These clients accounted for revenues of $37,500, representing approximately 21% of our consolidated revenues in 2009.  We do not presently have any contracts with other clients except for Diebold Enterprise Security Systems, Inc.

Website

We maintain a website at www.DirectViewInc.com and www.DirectViewsecurity.com.

Intellectual Property

We do not possess any intellectual property.

Employees

We currently have seven employees which includes our 3 officers; Roger Ralston, CEO, Michelle Ralston, CFO and Scott Burns, President, all of whom are full-time. None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

ITEM 1A.	RISK FACTORS

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $13.3 million as of December 31, 2010.  Our operations have been financed primarily through the issuance of equity and debt.  For the year ended December 31, 2010, net loss and cash used in operations was $796,744 and $583,371, respectively.   We are constantly evaluating our cash needs and our burn rate, in order to make appropriate adjustments in operating expenses. We anticipate that our cash used in operations will increase as a result of becoming a public company as a result of increased professional fees. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern.  If we are unable to continue as a going concern and were forced to cease operations, it is likely that our stockholders would lose their entire investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE WERE FORCED TO CEASE OUR BUSINESS AND OPERATIONS, YOU WOULD LOSE YOUR INVESTMENT IN OUR COMPANY.

Our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. At December 31, 2010, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph raising doubt as to our ability to continue as a going concern as a result of our losses from operations, stockholders’ deficit and negative working capital. Our consolidated financial statements, which appear elsewhere in this registration statement, are prepared assuming we will continue as a going concern.  The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

At December 31, 2010 we had $118,393 of accrued but unpaid payroll taxes due the federal government which includes penalties and interests.  We do not have the funds necessary to satisfy this obligation.  If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Ralston, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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

Roger Ralston, our Chairman and Chief Executive Officer, would have voting power equal to approximately 58% of our voting securities. As a result, management through such stock ownership rights has the ability to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics.  While we have adopted certain corporate governance measures such as a Code of Ethics, we presently do not have any independent directors.  It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.  For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our directors who have an interest in the outcome of the matters being decided.  Prospective investors should bear in mind our current lack of corporate governance measures and independent directors in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls.  We were not subject to these requirements for the fiscal year ended December 31, 2010.  We are evaluating our internal control systems in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-K.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

There is currently no public market for our common stock and we do not know if a market will ever develop.  As of April 15, 2011, there were 193 record owners of our common stock.

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

Recent Sales of Unregistered Securities

Between November 2010 and December 2010, we sold an aggregate of 205,500 shares of our common stock for net proceeds of approximately $24,000 to an accredited investor in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We paid finder’s fee of $50,302 in connection with the sale of stocks.

In December 2010, we issued 40,000 shares of our common stock to our employee for services rendered. These shares were valued at $0.08 per share or $3,200 based on the fair market value on the date of grant.  The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

In February 2011, we sold an aggregate of 71,429 shares of our common stock for net proceeds of approximately $3,321 to accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We paid finder’s fee of approximately $13,000 in connection with the sale of stocks.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion ofour financial condition and results of operation for the fiscal years ended December 31, 2010 and 2009 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

            Our experience has demonstrated that our ability to raise capital is generally limited.  Following the effectiveness of our registration statement in fiscal 2009, we became subject to the reporting obligations of the Securities Exchange Act of 1934 and require us to file quarterly and annual reports, among other filings, with the Securities and Exchange Commission, and we hope to obtain a quotation of our common stock on the OTC Bulletin Board.  We believe that both of these actions will increase our opportunities to raise the necessary capital to continue our business in that there will be public information available on our company and our financial condition and a trading market for our common stock.  There are no assurances, however, that our assumption is correct.  We may not be successful in obtaining the quotation of our common stock on the OTC Bulletin Board and even if we are successful there are no assurances a meaningful market for our common stock will develop.  The uncertainty in the capital markets, the small size of our company and the low barriers to entry in our market make our company less attractive to prospective investors and we may never be successful in raising the needed capital.  In addition, our operating expense increased because we incurred higher professional fees to comply with the reporting requirements of the Securities Exchange Act of 1934.  If we are unable to raise the necessary capital, we will not be able to expand our business and our ability to continue as a going concern will be in jeopardy.

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

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting. Delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. The following policies reflect specific criteria for our various revenues streams:

∙	Revenue is recognized upon completion of conferencing services. We generally do not charge up-front fees and bill our customers based on usage.

∙	Revenue for video equipment sales and security surveillance equipment sales is recognized upon delivery and installation.

∙
Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

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

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Sales

Overall, our net sales for the year ended December 31, 2010 increased approximately 324% from the comparable period in 2009.  The following table provides comparative data regarding the source of our net sales in each of these periods:

	Year Ended December 31, 2010		Year Ended December 31, 2009

	$	% of Total	$	% of Total
Video conferencing services	63,193	8%	117,498	66%
Security services	690,015	92%	60,306	34%
Total	753,208	100%	177,804	100%

Net sales of our videoconference services for the year ended December 31, 2010 decreased approximately 46% as compared to the year ended December 31, 2009.   Videoconference product revenue decreased by approximately $54,305 due to a decrease in maintenance, service and video conference room and equipment rental income of approximately $75,000 during the year ended December 31, 2010. Videoconference product revenue fell during the year ended December 31, 2010 because we have focused our efforts on our security service operations. We also believe that the current economic downturn of the economy has negatively affected our videoconferencing operations.

Net sales of security services for the year ended December 31, 2010 increased by approximately 1,044% as compared to the same period in 2009. During the year ended December 31, 2010, four new customers accounted for approximately 87% of our total revenues which accounted for revenues of approximately $654,000 of our consolidated revenues during the year ended December 31, 2010. In December 2009, we had entered into a one year subcontractor agreement with three of these clients. Currently, we do not presently have any contracts with other clients except for Diebold Enterprise Security Systems, Inc.

Additionally, we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the year ended December 31, 2010, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues increased approximately 17% for the year ended December 31, 2010 from the comparable period in 2009.  The following table provides information on the cost of sales as a percentage of net sales for the year ended December 31, 2010 and 2009:

	Year Ended December 31,
Cost of Sales as a Percentage of Net Sales	2010	2009
Video conferencing services	6%	31%
Security services	65%	23%
Total	71%	54%

During the year ended December 31, 2010, our cost of sales for our videoconferencing division as a percentage of net sales decreased as compared to the year ended December 31, 2009. Our cost of sales for our videoconferencing division decreased due to decreased revenues as compared to the year ended December 31, 2010.

During the year ended December 31, 2010, our cost of sales for our security division as a percentage of net sales increased as compared to the year ended December 31, 2009. The increase is primarily attributable to increased labor cost during fiscal 2010 as compared to the same period in 2009. In late 2009 and during fiscal 2010, we hired 15 technicians which contributed to this increase.

The increase is primarily attributable to increased labor cost during the year ended December 31, 2010 as compared to the same period in 2009. The increase is primarily attributable to the hiring of more technicians beginning in late 2009. The increase in cost of sales for our security division reflects the increase in security service revenues during the year ended December 31, 2010.

Total operating expenses for the year ended December 31, 2010 were $924,582, an increase of $91,930, or approximately 11%, from total operating expenses for the comparable year ended December 31, 2009 of $832,652. This increase is primarily attributable to:

    •    a decrease of $16,922 or 99%, in depreciation expense during the year ended December 31, 2010. During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space;

    •    an increase of $40,315, or 170%, in bad debt expenses due to the increase in write-off of our accounts receivable during the year ended December 31, 2010;

    •    an increase of  $8,225 or 30% in professional fees during the year ended December 31, 2010, the increase is primarily related to a increase in accounting and legal fees in relation to our SEC filings;

    •    a decrease of $115,686, or 90%, in lease abandonment charges. We had a leased office space in Boca Raton, Florida under operating leases that will expire in July 2012. However, in the year 2009, we had decided to cut our costs and vacated the Boca Raton office in October 2009 by abandoning the lease. As of December 31, 2010, we have accrued $142,746 related to the non-cancelable lease for the abandoned portion of the Boca Raton office, which is net present value of the future lease payments through July 2012 plus management’s estimate of contractually required expenses pertaining to the Boca Raton office;

    •    a decrease of $16,922 or 99%, in depreciation expense during the year ended December 31, 2010. During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space;

    •    Compensation, related taxes and stock-based compensation consists of personnel cost and the fair value of common shares issued for services to employees. An increase of $140,997 or 35% in compensation expense during the year ended December 31, 2010 which is primarily attributable to the increase in full time employees of our security division hired in December 2009 and increase compensation level of our CEO beginning in January 2010;

    •    an increase of $35,001 or  15% during the year ended December 31, 2010 as compared to same period in fiscal 2010 in other selling, general and administrative expenses as  summarized below:

	Year Ended December 31,
	2010	2009

Advertising and promotion	$5,770	$2,606
Auto expense	27,965	22,574
Health insurance	20,513	16,041
Telephone and communications	41,895	33,840
Travel and entertainment	54,157	15,079
Other	113,018	138,177
	$263,318	$228,317

The increase in other selling, general and administrative expenses is primarily attributable to the following changes in these expenses from the year ended December 31, 2010 as compared to the year ended December 31, 2009:

1)             Advertising expense slightly increased during the year ended December 31, 2010, due to increase expense in web design.
2)             Auto expenses increased by $5,391 or 24% during the year ended December 31, 2010, as a result of increased auto insurance expense and fuel expenses.
3)             Health insurance expense increased by $4,472 or 28% during the year ended December 31, 2010 due to a increase in health insurance coverage as a result of a increase in full time employees.
4)             Telephone and communications expenses increased by $8,055 or 24% during the year ended December 31, 2010, as a result of increase in operations of our security service division.

5)             Travel and entertainment expenses increased by $39,078 or 259% during the year ended December 31, 2010, due to increased sales-related travel.
6)             Other selling, general and administrative expenses, which includes postage, rent expense, general insurance, and office supplies, utilities and expenses decreased by $25,159 or 18% during the year ended December 31, 2010 primarily attributable to decrease in rent expense and offset by increase in other selling, general and administrative expenses related to our security division.

We presently anticipate that operating expenses for fiscal 2011 will increase as a result of becoming a public company and increased operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $703,019 for the year ended December 31, 2010, as compared to a loss from operations of $750,636 for the year ended December 31, 2009. A decrease of $47,617 or 6% for the year ended December 31, 2010.

Other Income (Expenses)

Total other expense was $93,725 for the year ended December 31, 2010 as compared to other income of $29,802 for the year ended December 31, 2009. An increase of other expense of $123,527, for the year ended December 31, 2010 is primarily attributable to:

    •            $34,803 and $47,296 of other income for the year ended December 31, 2010 and 2009, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

•            an increase of $57,255 in interest expense for the year ended December 31, 2010   as compared to the same period in 2009 which is primarily attributable to the fair value of common stock issued in connection with notes payable amounting to $36,654, amortization of debt issuance cost and debt discount of $17,981.

    •            We recorded derivative liability expense of $56,753 in connection with the issuance of the convertible promissory note in September 2010. Change in fair value of derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40,  Derivatives and Hedging – Contracts in an Entity’s Own Stock , to our consolidated financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to an increase of $359 during the year ended December 31, 2010. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.
Net loss

We reported a net loss of $796,744 for the year ended December 31, 2010 as compared to a net loss of $720,834 for the year ended December 31, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2010, we had a cash balance of $7,288. Our working capital deficit is $1,651,289 at December 31, 2010.

We reported a net decrease in cash for the year ended December 31, 2010 of $64,122. While we currently have no material commitments for capital expenditures, at December 31 we owed approximately $160,000 under various notes payable.  During the year ended December 31, 2010, we have raised net proceeds from an additional $406,933 through the sale of our securities and $106,514 from debts. We do not presently have any external sources of working capital.

At December 31, 2010 we owed Mr. and Mrs. Michele Ralston, executive officers and directors of our company $154,985 for amounts they have advanced to us for working capital.  Of this amount, $35,428 and $4,900 which is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $25,000 and a $22,000 note payable maturing in June 2010 plus accrued interest of $9,253 is owed to Mr. Ralston which bears interest at 12%, and the remaining $58,404, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010. In March 2011, the Company and Mrs. Michele Ralston agreed to change the term of this promissory note into a demand note.

Accrued liabilities as of December 31, 2010 consist of the following:

·        Accrued salaries to our officers and certain employees amounting to $615,476
·        Accrued commissions to certain employees amounting to $60,590
·        Accrued payroll taxes including interest and penalties of $118,393
·        Sales tax payable of $18,590
·        Lease abandonment charges of $142,746
·        Accrued interest of $11,074

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $796,744 during the year ended December 31, 2010.  At December 31, 2010 we had a working capital deficit of $1,651,289. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2011.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2010 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2010 amounted to $583,371 and was primarily attributable to our net losses of $796,744, offset by depreciation of $300, stock based expenses of $40,854, lease abandonment charges of $13,530, bad debt expense of $64,076, amortization of debt issuance cost and debt discount of $17,981 and total changes in assets and liabilities of $19,520.  Net cash flows used in operating activities for the year ended December 31, 2009 amounted to $192,293 and was primarily attributable to our net losses of $720,834, offset by depreciation of $17,222, bad debts of $23,761, stock based expenses of $191,250, lease abandonment charges of $129,216, total changes in assets and liabilities of $217,092 and add back of $50,000 related to cancellation of common stock issued for services.

Financing activities

Net cash flows provided by financing activities was $519,249 for the year ended December 31, 2010. We received net proceeds from sale of stock of $406,933, loans payable of $34,514 and note payable of $72,000. Net cash flows provided by financing activities was $263,703 for the year ended December 31, 2009. We received net proceeds from advances from related parties of $82,102, sale of stock of $154,204, offset by repayments on related party advances of $1,028 and bank overdraft of ($1,575).

Marketing and public relations agreement

In January 2010, we entered into a one year marketing and public relations agreement. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. During fiscal 2010, we have paid finder’s fees of approximately $837,000 to this company in connection with sales of our stock. We have renewed such agreement for another year.

In January 2010, we entered into another marketing and public relations agreement. The agreement shall be effective beginning as of January 15, 2010 and shall end on December 31, 2010. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. Between March 2010 and April 2010, the Company has paid finder’s fees of approximately $81,000 to this company in connection with sales of our stock. We have renewed such agreement for another year.

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

The following tables summarize our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$159,500	159,500	—	—	—
Short term loans- related party	$154,985	154,985	—	—	—
Operating Leases	$142,746	142,746	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$457,231	457,231	—	—	—

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2010, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2010, (iii) a lack of segregation of duties within accounting functions, (iiii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (iiiii) ineffective controls over period end financial close and reporting processes. Therefore, our internal controls over financial reporting were not effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Roger Ralston	42	Chief Executive Officer and Chairman of the Board of Directors
Scott Burns	49	President and Director
Michele Ralston	41	Acting Chief Financial Officer, Secretary, Treasurer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2010, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

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

We have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. It is our desire to expand our Board of Directors during 2011 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intent to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that we do not maintain directors and officers liability insurance.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Roger Ralston (1)	2010	204,236	-	-	-	-	-	8,689	$212,925
	2009	116,668	-	-	-	-	-	7,883	$124,551
Michele Ralston	2010	76,736	-	-	-	-	-	-	76,736
	2009	78,000	-	-	-	-	-	-	78,000

(1)
All other compensation includes $8,689 and $7,883 in automobile expense for 2010 and 2009, respectively.  Accrued but unpaid compensation due to Mr. Ralston during fiscal 2010 and 2009 amounted to approximately $173,000, and $117,000, respectively which are included in the above table.

(2)	Accrued but unpaid compensation due to Mrs. Ralston during fiscal 2010 and 2009 amounted to approximately $76,000 and $78,000, respectively which are included in the above table.

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

How Mr. Ralston’s compensation is determined

Mr. Ralston, who has served as our CEO since October 2006, entered into an employment agreement with our company on September 1, 2009.  His compensation is arbitrarily determined by our Board of Directors of which he is a member. The Board considers revenues, net income as well as general performance in determining the compensation due Mr. Ralston. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Ralston’s compensation.  Effective on September 1, 2009, Mr. Ralston’s compensation package included a base salary of $150,000 and company provided for automobile expense and health care benefits. During fiscal 2010, Mr. Ralston’s compensation package included a base salary of $200,000 and company provided for automobile expense and health care benefits. The amount of compensation payable to Mr. Ralston can be increased at any time upon the determination of the Board of Directors.

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  No member of our Board of Directors received compensation for their services for the fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 15, 2011 we had 73,025,625 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2011 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Roger Ralston (1)	41,987,130	57.5%
Scott Burns	100,000	*
Michele Ralston	250,000	*
All officers and directors as a group (three persons)	42,337,130	58%

*	represents less than 1%

(1)
Represents (i) 41,500,000 shares of common stock held by Mr. Ralston, and (ii) 487,130 shares of common stock held by Regal Capital Group. Mr. Ralston is the president of Regal Capital Group as such, has sole voting and dispositive power over the securities held by Regal Capital Group.  Mr. Ralston has pledged 5,000,000 shares of our common stock owned by him to China Discovery Investors, LTD. to secure a debt obligation to such party.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at December 31, 2010 and December 31, 2009 was $58,404 and $56,832, respectively. As of December 31, 2010 and December 31, 2009, this note was reflected as a short term debt.  In March 2011, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2010 and December 31, 2009, the Company had a payable to the Chief Executive Officer of the Company amounting to $35,428 and $29,626, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2010 and December 31, 2009, the Company had a payable to the Chief Financial Officer of the Company amounting to $4,900. These advances are short-term in nature and non-interest bearing.

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $9,253 and $3,613 as of December 31, 2010 and December 31, 2009, respectively and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of December 31, 2010 and December 31, 2009 totaling to $506,805 and $509,219, respectively and has been included in accrued expenses.

Below is a summary of the accrued salaries due to our executive officers:

Name	December 31, 2010
Roger Ralston	$172,566
Scott Burns	-
Michele Ralston	334,239
Total	$506,805

Director Independence

None of the members of our Board of Directors are "independent" within the meaning of FINRA Marketplace Rule 4200.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2010	2009
Audit Fees (1)	$25,000	$31,130
Audit Related Fees (2)	15,000	5,000
Tax Fees (3)	-	-
All Other Fees (4)	0	0

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation as filed with the State of Delaware
3.2	Amended Articles of Incorporation as filed with the Secretary of Delaware
3.3	Bylaws of the company
4.1	Form of common stock certificate
4.2	Promissory note in the principal amount of $53,837 to Michele Ralston due July 1, 2010
4.3	Promissory note in the principal amount of $20,000 to Roger Ralston due September 30, 2009
4.4	Promissory note in the principal amount of $5,000 to Roger Ralston due November 6, 2009
10.1	Subsidiary Stock Purchase Agreement dated August 31, 2006 between DirectView, Inc. and DirectView Holdings, Inc.
10.2	Lease for principal executive offices
10.3	Employment Agreement with Roger Ralston
14.1	Code of Ethics
21.1	Subsidiaries of the registrant
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

April 15, 2011	By:	/s/ Roger Ralston
Roger Ralston, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director	April 15, 2011
Roger Ralston

/s/ Michele Ralston	Chief Financial Officer, principal	April 15, 2011
Michele Ralston	accounting officer

/s/ Scott Burns	Director	April 15, 2011
Scott Burns

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statements of Operations –
For the Years Ended December 31, 2010 and 2009	F-4

Consolidated Statements of Changes in Stockholders’ Deficit –
For the Years Ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows –
For the Years Ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DirectView Holdings, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of DirectView Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DirectView Holdings Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP Certified Public Accountants

Boca Raton, Florida
April 15, 2011

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS:
Cash	$7,288	$71,410
Accounts Receivable - Net	46,621	45,974
Other Current Assets	17,352	18,722

Total Current Assets	71,261	136,106

PROPERTY AND EQUIPMENT - Net	752	1,053
OTHER ASSETS	100	100

Total Assets	$72,113	$137,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible promissory notes, net of debt discounts	$37,915	$-
Notes Payable	82,000	82,000
Loans Payable	-	10,000
Accounts Payable	428,245	419,662
Accrued Expenses	961,774	880,002
Deferred Revenue	519	5,265
Due to Related Parties	154,985	141,971
Derivative liability	57,112	-

Total Current Liabilities	1,722,550	1,538,900

LONG-TERM LIABILITIES:
Deferred Revenue	-	520

Total Liabilities	1,722,550	1,539,420

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized;
72,666,840 and 59,196,040 shares issued and outstanding at
December 31, 2010 and December 31, 2009, respectively)	7,267	5,920
Additional Paid-in Capital	11,637,007	11,089,886
Accumulated Deficit	(13,294,711)	(12,497,967)

Total Stockholders' Deficit	(1,650,437)	(1,402,161)

Total Liabilities and Stockholders' Deficit	$72,113	$137,259

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2010	2009

NET SALES	$753,208	$177,804

COST OF SALES	531,645	95,788

GROSS PROFIT	221,563	82,016

OPERATING EXPENSES:
Depreciation	300	17,222
Bad Debt Expenses	64,076	23,761
Professional Fees	35,905	27,680
Lease Abandonment Charges	13,530	129,216
Compensation, Related Taxes and Stock-based Compensation	547,453	406,456
Other Selling, General and Administrative	263,318	228,317

Total Operating Expenses	924,582	832,652

LOSS FROM OPERATIONS	(703,019)	(750,636)

OTHER INCOME (EXPENSES):
Other Income	34,803	47,296
Derivative liability expense	(56,753)	-
Change in fair value of derivative liabilities	(359)	-
Other Expense	(4,309)	(7,642)
Interest Expense	(67,107)	(9,852)

Total Other (Expense) Income	(93,725)	29,802

NET LOSS	$(796,744)	$(720,834)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and Diluted	69,677,149	170,674,170

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2010 and 2009

	Common Stock				Total
	$0.0001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance at December 31, 2008	255,000,320	25,500	10,774,852	(11,777,133)	(976,781)

Issuance of Common Stock for Cash	9,745,720	975	153,229	-	154,204

Issuance of Common Stock for Services	2,625,000	263	190,987	-	191,250

Cancellation of stock in connection with founder's shares	(207,175,000)	(20,718)	20,718	-	-

Cancellation of stock in connection with legal services	(1,000,000)	(100)	(49,900)	-	(50,000)

Net loss for the year	-	-	-	(720,834)	(720,834)

Balance at December 31, 2009	59,196,040	5,920	11,089,886	(12,497,967)	(1,402,161)

Issuance of Common Stock for Cash	12,333,630	1,233	405,700		406,933

Issuance of Common Stock for Services	52,500	5	4,195		4,200

Issuance of Common Stock in connection with notes payable	458,170	46	36,608		36,654

Issuance of Common Stock in connection with loans payable	626,500	63	44,497		44,560

Beneficial conversion on convertible notes payables			56,121		56,121

Net loss for the year				(796,744)	(796,744)

Balance at December 31, 2010	72,666,840	$7,267	$11,637,007	$(13,294,711)	$(1,650,437)

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(796,744)	$(720,834)
Adjustments to Reconcile Net Loss to Net Cash Flows Used in Operating Activities:
Depreciation	300	17,222
Fair value of common stock issued as interest expense	36,654	-
Derivative liability expense	56,753	-
Change in fair value of derivative liabilities	359	-
Amortization of debt issuance costs	1,445	-
Amortization of debt discount	16,536	-
Common stock issued for services	4,200	191,250
Cancellation of common stock issued for services	-	(50,000)
Lease abandonment charges	13,530	129,216
Bad debt expenses	64,076	23,761
(Increase) Decrease in:
Accounts receivable	(64,723)	(34,900)
Other current assets	5,425	4,622
Other assets	-	8,801

Increase (Decrease) in:
Accounts payable	8,670	95,729
Accrued expenses	75,414	148,540
Deferred revenue	(5,266)	(5,700)

Net Cash Flows Used in Operating Activities	(583,371)	(192,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(1,575)
Proceeds from loans payable	34,514	30,000
Net proceeds from note payable	72,000	-
Net proceeds from sale of common stock	406,933	154,204
Repayments of related party advances	-	(1,028)
Due to related parties	5,802	82,102

Net Cash Flows Provided by Financing Activities	519,249	263,703

Net Increase (Decrease) in Cash	(64,122)	71,410

Cash - Beginning of Year	71,410	-

Cash - End of Year	$7,288	$71,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Loans Payable	$44,560	$-

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

In October 2010, the Board of Directors of the Company declared a dividend payable in shares of the Company’s common stock to all stockholders of record on November 9, 2010.  The dividend payment date is November 12, 2010.  Each stockholder of the Company will receive nine shares of common stock for each one share owned on the record date.

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
DECEMBER 31, 2010 AND 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, stock-based compensation, accrued expenses pertaining to abandoned lease office space, the useful life of property and equipment, the assumptions used to calculate beneficial conversion on notes payable and common stock issued for services.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the year ended December 31, 2010 and 2009, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2010 to December 31, 2010:

Conversion feature derivative liability
Balance at January 1, 2010	$-
Recognition of derivative liability	56,753
Change in fair value included in earnings	359
Balance at December 31, 2010	$57,112

Total derivative liability at December 31, 2010 amounted to $57,112.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2010 and 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2010 and December 31, 2009, management determined that an allowance is necessary which amounted to $139,280 and $75,254, respectively. During the year ended December 31, 2010 and 2009, the Company wrote-off $64,076 and $23,761, respectively of uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the year ended December 31, 2010 and 2009 totaled approximately $5,770 and $2,606, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the year ended December 31, 2010 and 2009, respectively.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2010 and 2009.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the year ended December 31, 2010 and 2009, the Company did not grant any stock options.

Revenue recognition

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials.  The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting.  Delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

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

During the year ended December 31, 2010, four customers accounted for 87% of revenues.

During the year ended December 31, 2009, two customers accounted for 21.1% of revenues.

As of December 31, 2010, one customer accounted for 81% of total accounts receivable. As of December 31, 2009, four customers accounted for 37% of total accounts receivable.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2010, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the year ended December 31, 2010 were available to be issued. The Company has concluded that all subsequent events have been properly disclosed.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At December 31, 2010, the Company has 1,077,586 shares equivalent issuable pursuant to embedded conversion features. There were no dilutive common stock equivalents as of December 31, 2009.

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
DECEMBER 31, 2010 AND 2009

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2010, the Company had an accumulated deficit of approximately $13.3 million, and a working capital deficiency of $1,651,289. Additionally, for the year ended December 31, 2010, the Company incurred net losses of $796,744 and had negative cash flows from operations in the amount of $583,371. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the year ended December 31, 2010, the Company received net proceeds from sale of stock of $406,933 and proceeds from issuance of notes and loan payable of $106,514 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2010	December 31, 2009
Furniture and fixtures	3 years	$2,771	$2,771
Leasehold improvements	5 years	24,986	24,986
		27,757	27,757
Less: Accumulated depreciation		(27,005)	(26,704)
		$752	$1,053

For the year ended December 31, 2010 and 2009, depreciation expense amounted to $300 and $17,222, respectively.

During fiscal 2009, the Company has fully depreciated the leasehold improvements due to the abandonment by the Company of the lease office space.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 4 – NOTES PAYABLE

During fiscal 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share ($0.05 per share post-dividend). During fiscal 2008, the Company issued 139,562 shares (1,396,562 shares post-dividend) in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share ($0.05 per share post-dividend). The balance of the senior secured promissory note amounted to $17,000 as of December 31, 2010 and 2009. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.  The maturity date of this note was subsequently extended to April 2011.

During fiscal 2009, the Company classified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranges from January 2010 to April 2010. The Company is currently in negotiations with the note holder to extend the maturity date.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock at a rate of $0.05 per share ($0.005 per share post-dividend). The note payable bears 6% interest per annum and matures in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changes to January 2011. The Company is currently in negotiations with the note holder to extend the maturity date.

As of December 31, 2010 and December 31, 2009, notes payable - current portion amounted to $82,000.

Accrued interest on the notes payable amounted to approximately $9,921 and $5,823 as of December 31, 2010 and 2009, respectively and is included in accrued expenses.

NOTE 5 – LOANS PAYABLE

In October 2009, an unrelated party loaned $10,000 to the Company. This loan is payable in cash or security equivalent at the option of the holder. This loan is non interest bearing and is due on demand. In April 2010, the Company issued 250,000 shares of common stock in connection with the payment of this loan for a total amount of $10,000.

During the year ended December 31, 2010, four unrelated parties loaned a total of $34,514 to the Company. These loans are payable in cash or security equivalent at the option of the holder. These loans are non interest bearing and are due on demand. Between May 2010 and December 2010, the Company issued 376,500 shares of common stock in connection with the payment of these loans for approximately $35,000.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

In September 2010, the Company issued a convertible promissory note amounting to $50,000. The note bears interest at 8% per annum and matures 9 months after issuance. The Company paid debt issuance cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 90 days after the date of this note, at a conversion price equal to 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

In December 2010, the Company issued a convertible promissory note amounting to $27,500 with the same terms and conditions of the convertible promissory note issued in September 2010. The Company paid debt issuance cost of $2,500 in connection with this note payable and is being amortized over the term of the note.

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $56,121 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that the convertible note issued in September 2010 is a derivative as of December 31, 2010.  In addition, as of December 31, 2010, the note issued in December 2010 is not considered a derivative until after 90 days from the date of issuance. As of December 31, 2010, accrued interest and amortization of debt issuance cost on these notes amounted to $1,339 and $1,445, respectively.

At December 31, 2010, convertible promissory note consisted of the following:

December 31, 2010
Secured convertible promissory note	$77,500

Less: debt discount	(39,585)

Secured convertible promissory note – net	$37,915

As of December 31, 2010, amortization of debt discount amounted to $16,536 and is included in interest expense.

NOTE 7 – DERIVATIVE LIABILITY

In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down-round" provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – DERIVATIVE LIABILITY (continued)

ASC Topic 815 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period. The Company did not have outstanding instruments with down-round provisions as of the beginning of fiscal 2009 thus no adjustment will be made to the opening balance of retained earnings.

In connection with the issuance of the 8% convertible promissory note, the Company has determined that the terms of the convertible note issued in September 2010 includes a provision whereby the conversion price equals 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. Accordingly, the convertible instrument is accounted for as a derivative liability in December 2010 (after 90 days from the date of issuance) and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $57,112 and $0 at December 31, 2010 and 2009, respectively. Derivative liability expense and the loss resulting from the increase in fair value of this convertible instrument was $56,753 and $359 for the year ended December 31, 2010.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

December 31, 2010

Expected volatility	209%
Expected term	6 months
Risk-free interest rate	0.29%
Expected dividend yield	0%

NOTE 8 - STOCKHOLDERS’ DEFICIT

In October 2010, the Board of Directors of the Company declared a dividend payable in shares of the Company’s common stock to all stockholders of record on November 9, 2010.  The dividend payment date is November 12, 2010.  Each stockholder of the Company will receive nine shares of common stock for each one share owned on the record date. The Company has retroactively adjusted these financial statements to reflect such stock dividend.

In April 2009, the Company issued 500,000 shares of common stock in connection with accounting for services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.05 per share or $25,000 based on the recent selling price of the Company’s common stock which has been recognized as professional expense.

In April 2009, the Company received proceeds of $10,000 from the sale of 200,000 shares of the Company's common stock.

In May 2009, the Company issued 125,000 shares of common stock in connection with business and general advisory services rendered during first quarter of fiscal 2009. The Company valued these common shares at the fair market value on the date of grant at $0.05 per share or $6,250 based on the recent selling price of the Company’s common stock. The Company has recorded consulting expense of $6,250 during the year ended December 31, 2009.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

 In July 2009, the Company cancelled 207,175,000 shares of common stock previously issued to the Company’s CEO as founder shares. In connection with the return of the 207,175,000 shares of common stock, the Company valued the cancelled shares at par value of $0.0001 per share and recorded it against paid in capital.

In July 2009, the Company cancelled 1,000,000 shares of common stock previously issued for professional legal service. In connection with the return of the 1,000,000 shares of common stock, the Company valued the cancelled shares at fair value of $0.05 per share or $50,000 based on the recent selling price of the Company’s common stock and recorded a corresponding decrease in professional fees during the year ended December 31, 2009.

 In July 2009, the Company entered into a Stock Purchase Agreement with Redrock Strategies, Inc. (“Redrock”), a British Virgin Island Corporation. Pursuant to this agreement, Redrock shall purchase up to 3,000,000 shares of the Company’s common stock until December 31, 2010. In accordance with the Share Deposit Escrow Agreement, the Company agreed to place in escrow 3,000,000 shares which will be used to disburse and deliver the shares upon purchase and receipt of proceeds. The Company shall sell the shares at a purchase price which is 10% of the net proceeds received by Redrock from selling the Company’s common stock. As defined in the Stock Purchase Agreement, Redrock shall assign the voting rights of all the Company’s common stock related to this agreement to our Board of Directors. Between August 7, 2009 and November 30, 2009, the Company received proceeds of $72,848 from the sale of 6,920,470 shares of the Company's common stock.

Between November 2009 and December 2009, in connection with the sale of the Company’s common stock, the Company issued 2,625,250 shares of common stock for net proceeds of $71,356. The Company paid finder’s fee of $138,664 in connection with the sale of stocks.

In December 2009, the Company issued 2,000,000 shares of common stock to the Company’s CEO for services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.08 per share or $160,000 based on the recent selling price of the Company’s common stock which has been recognized as stock based compensation.

Between January 2010 and February 2010, the Company issued an aggregate of 458,170 shares of common stock in connection with notes payable. The fair value of such shares amounted to approximately $0.08 or  $36,654 based on the recent selling price of the Company’s common stock which has been recognize as interest expense.

Between January 2010 and December 2010, the Company received net proceeds of approximately $406,933 from the sale of 12,333,630 shares of the Company's common stock. The Company paid finder’s fee of approximately $918,000 in connection with this sale of stock.

Between April 2010 and December 2010, the Company issued 626,500 shares of common stock in connection with the payment of loans for a total amount of $44,560.

In May 2010, the Company issued 12,500 shares of the Company’s common stock for consulting services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.08 per share or $1,000 based on the recent selling price of the Company’s common stock. In connection with the issuance of these shares during the year ended December 31, 2010, the Company recorded professional fees of $1,000.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

In December 2010, the Company issued 40,000 shares of the Company’s common stock for services performed to an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $0.08 per share or $3,200 based on the recent selling price of the Company’s common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at December 31, 2010 and December 31, 2009 was $58,404 and $56,832, respectively. As of December 31, 2010 and December 31, 2009, this note was reflected as a short term debt.  In March 2011, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2010 and December 31, 2009, the Company had a payable to the Chief Executive Officer of the Company amounting to $35,428 and $29,626, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2010 and December 31, 2009, the Company had a payable to the Chief Financial Officer of the Company amounting to $4,900. These advances are short-term in nature and non-interest bearing.

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $9,253 and $3,613 as of December 31, 2010 and December 31, 2009, respectively and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of December 31, 2010 and December 31, 2009 totaling to $506,805 and $509,219, respectively and has been included in accrued expenses.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $1,846,000 at December 31, 2010, expiring through the year 2030. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2010 and 2009:

	2010	2009
Tax benefit computed at “expected” statutory rate	$(279,000)	$(252,000)
State income taxes, net of benefit	(32,000)	(29,000)
Stock based compensation and other permanent differences	52,000	62,000
Increase in valuation allowance	259,000	219,000
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforward	$720,000	$480,000
Accrued lease abandonment costs	56,000	51,000
Allowance for doubtful account	54,000	29,000
Accrued salaries	240,000	251,000
Total Deferred tax assets	1,070,000	811,000
Less: Valuation allowance	(1,070,000)	(811,000)
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2010 and 2009, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $259,000.

NOTE 11 - ACCRUED PAYROLL TAXES

As of December 31, 2010, the Company recorded a liability related to unpaid payroll taxes including interest and penalties for the year ended December 31, 2007 to December 31, 2010 for $118,393. Such amount has been included in accrued expenses in the accompanying consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 - SUBSEQUENT EVENTS

In February 2011, the Company received net proceeds of approximately $3,300 from the sale of 71,429 shares of the Company's common stock. The Company paid finder’s fee of approximately $13,000 in connection with this sale of stocks.

In March 2011, the Company issued 287,356 shares in connection with the conversion of an 8% convertible promissory note principal amount of $10,000. The fair value of such shares issued amounted to approximately $10,000 or $0.03 per share.