Form 10-Q
period 2011-03-31
DIRECTVIEW HOLDINGS INC
filed 2011-05-20
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  74,390,548 shares of common stock are issued and outstanding as of May 20, 2011.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2011

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010 Consolidated Statements of Income for the three months Ended March 31, 2011 and 2010 (unaudited) Consolidated Statements of Cash Flows for the three months Ended March 31, 2011 and 2010 (unaudited) Notes to Unaudited Consolidated Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4T.	Controls and Procedures.	25
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Default upon Senior Securities.	27
Item 4.	Submission of Matters to a Vote of Security Holders.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	27

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Delaware corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

•	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

•	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary a company organized under the laws of the state of Florida.

•	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

•	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10K for the year ended December 31, 2010 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010 (1)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,574	$7,288
Accounts Receivable - Net	16,754	46,621
Other Current Assets	13,323	17,352

Total Current Assets	35,651	71,261

PROPERTY AND EQUIPMENT - Net	677	752
OTHER ASSETS	100	100

Total Assets	$36,428	$72,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible promissory notes, net of debt discounts	$46,393	$37,915
Notes Payable	82,000	82,000
Accounts Payable	438,263	428,245
Accrued Expenses	996,331	961,774
Deferred Revenue	398	519
Due to Related Parties	176,508	154,985
Derivative liability	37,647	57,112

Total Liabilities	1,777,540	1,722,550

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized;
73,059,514 and 72,666,840 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively)	7,306	7,267
Additional Paid-in Capital	12,052,139	11,637,007
Accumulated Deficit	(13,805,665)	(13,294,711)

Total DirectView Holdings, Inc. Deficit	(1,746,220)	(1,650,437)

Non-Controlling Interest in Subsidiary	5,108	-

Total Stockholders' Deficit	(1,741,112)	(1,650,437)

Total Liabilities and Stockholders' Deficit	$36,428	$72,113

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

NET SALES	$67,063	$330,234

COST OF SALES	37,805	228,743

GROSS PROFIT	29,258	101,491

OPERATING EXPENSES:
Depreciation	75	76
Compensation, Related Taxes and Stock-based Compensation	599,443	162,278
Other Selling, General and Administrative	88,812	58,796

Total Operating Expenses	688,330	221,150

LOSS FROM OPERATIONS	(659,072)	(119,659)

OTHER INCOME (EXPENSES):
Other Income	-	16,710
Change in Fair Falue of Derivative Liabilities	11,938	-
Other Expense	(802)	(3,453)
Interest Income	215	-
Interest Expense	(30,100)	(43,591)

Total Other Expense	(18,749)	(30,334)

NET LOSS	(677,821)	(149,993)

Less: Net Loss Attributable to Non-Controlling Interest	155,733	-

Net Loss Attributable to DirectView Holdings, Inc.	$(522,088)	$(149,993)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	72,796,228	63,246,330

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to DirectView Holdings, Inc.	$(522,088)	$(149,993)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	75	76
Fair value of common stock issued as interest expense	-	36,654
Fair value of subsidiary's common stock issued for services	475,000	-
Change in fair value of derivative liability	(11,938)	-
Non-Controlling Interest	(155,733)	-
Amortization of debt issuance costs	1,833	-
Amortization of debt discount	18,478	-
Lease abandonment charges	3,598	-
(Increase) Decrease in:
Accounts receivable	29,867	(137,996)
Inventory	-	(3,304)
Other current assets	2,196	1,490

Increase (Decrease) in:
Accounts payable	10,018	11,225
Accrued expenses	30,959	(36,928)
Customer deposits	-	12,924
Deferred revenue	(121)	(3,622)

Net Cash Flows Used in Operating Activities	(117,856)	(269,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	21,489
Net proceeds from sale of subsidiary's stock	62,424	-
Net proceeds from sale of common stock	32,195	198,014
Due to related parties	21,523	-

Net Cash Flows Provided by Financing Activities	116,142	219,503

Net Decrease in Cash	(1,714)	(49,971)

Cash - Beginning of Period	7,288	71,410

Cash - End of Period	$5,574	$21,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative Liability Reclassified to Equity	$7,527	$-
Issuance of Common Stock in Connection with Conversion of
Promissory note	$10,000	$-

See accompanying notes to unaudited consolidated financial statements.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

The Company has the following three wholly-owned subsidiaries: DirectView Video Technologies Inc., Ralston Communication Services Inc., and Meeting Technologies Inc. The Company has a majority-owned subsidiary which is DirectView Security Systems Inc.

The Company is a full-service provider of teleconferencing services to businesses and organizations. The Company's conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company's primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. The Company is also a provider of technologies in surveillance systems, digital video recording and services.  The systems provide onsite and remote video and audio surveillance.

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company,  three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of  approximately 68% (32% is owned by non-controlling interests) as of March 31, 2011, and 100% prior to January 2011.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes as of and for the year ended December 31, 2010.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2011, and the results of operations and cash flows for the three months ending March 31, 2011 have been included. The results of operations for the three months ended March 31, 2011are not necessarily indicative of the results to be expected for the full year.

FASB Accounting Standards Codification

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

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, that losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2011, the Company recorded a non-controlling interest of $5,108 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the three months ended March 31, 2011 and for the year ended December 31, 2010, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair Value of Financial Instruments

 Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to March 31, 2011:

Conversion feature derivative liability
Balance at January 1, 2011	$57,112
Conversion of derivative liability to equity	(7,527)
Change in fair value included in earnings	(11,938)
Balance at March 31, 2011	$37,647

Total derivative liability at March 31, 2011 amounted to $37,647.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2011 and December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, notes payable and due to related parties approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes and convertible promissory notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company's debt and the interest payable on the notes approximates the Company's incremental borrowing rate.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2011 and December 31, 2010, management determined that an allowance is necessary which amounted to $139,280.

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended March 31, 2011and 2010 were deemed to be not material.

Shipping Costs

Shipping costs are included in other selling, general and administrative expenses and were deemed to be not material for the three months ended March 31, 2011and 2010, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2011and 2010.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the three months ended March 31, 2011 and 2010, the Company did not grant any stock options.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

During the three months ended March 31, 2011, one customer accounted for 86% of the Company’s revenues. During the three months ended March 31, 2010, four customers accounted for 92% of revenues.

As of March 31, 2011, two customers accounted for 48% and 47% of total accounts receivable, respectively. As of December 31, 2010, one customer accounted for 81% of total accounts receivable.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At March 31, 2011, the Company has 931,034 shares equivalent issuable pursuant to embedded conversion features. There were no dilutive common stock equivalents as of March 31, 2010.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2011, the Company had an accumulated deficit of approximately $14 million, and a working capital deficiency of $1,741,889. Additionally, for the three months ended March 31, 2011, the Company incurred net losses of $522,088 and had negative cash flows from operations in the amount of $117,856. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the three months ended March 31, 2011, the Company received net proceeds from sale of stock of $32,195 and contributed capital of $62,424 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2011	December 31, 2010
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,094)	(2,019)
		$677	$752

For the three months ended March 31, 2011 and 2010, depreciation expense amounted to $75 and $76, respectively.

NOTE 4 – NOTES PAYABLE

During fiscal 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share ($0.05 per share post-dividend). During fiscal 2008, the Company issued 139,562 shares (1,396,562 shares post-dividend) in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share ($0.05 per share post-dividend). The balance of the senior secured promissory note amounted to $17,000 as of March 31, 2011 and December 31, 2010. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.  The maturity date of this note was subsequently extended to April 2011. The Company is currently in negotiations with the note holder to extend the maturity date.

During fiscal 2009, the Company classified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranges from January 2010 to April 2010. The Company is currently in negotiations with the note holder to extend the maturity date and have accrued 12% interest per annum based on the default provision until such time this note is extended or settled.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock at a rate of $0.05 per share ($0.005 per share post-dividend). The note payable bears 6% interest per annum and matures in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changes to January 2011. The Company is currently in negotiations with the note holder to extend the maturity date and have accrued 12% interest per annum based on the default provision until such time this note is extended or settled.

As of March 31, 2011and December 31, 2010, notes payable - current portion amounted to $82,000.

Accrued interest on the notes payable amounted to approximately $16,161 and $9,921 as of March 31, 2011 and December 31, 2010, respectively and is included in accrued expenses.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

In September 2010, the Company issued a convertible promissory note amounting to $50,000. The note bears interest at 8% per annum and matures 9 months after issuance. The Company paid debt issuance cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of this note, at a conversion price equal to 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

In December 2010, the Company issued a convertible promissory note amounting to $27,500 with the same terms and conditions of the convertible promissory note issued in September 2010. The Company paid debt issuance cost of $2,500 in connection with this note payable and is being amortized over the term of the note.

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $56,121 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that the convertible note issued in September 2010 is considered a derivative as of March 31, 2011.  In addition, as of March 31, 2011, the note issued in December 2010 is not considered a derivative until after 180 days from the date of issuance. As of March 31, 2011 and December 31, 2010, accrued interest amounted to $2,868 and $1,339, respectively. As of March 31, 2011 and 2010, amortization of debt issuance cost on these notes amounted to $1,833 and $0, respectively.

In March 2011, the Company issued 287,356 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $10,000.

Convertible promissory note consisted of the following:

	March 31, 2011	December 31, 2010
Secured convertible promissory note	$67,500	$77,500

Less: debt discount	(21,107)	(39,585)

Secured convertible promissory note – net	$46,393	$37,915

As of March 31, 2011 and 2010, amortization of debt discount amounted to $18,478 and $0, respectively, and is included in interest expense.

NOTE 6 – DERIVATIVE LIABILITY

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

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 6 – DERIVATIVE LIABILITY (continued)

In connection with the issuance of the 8% convertible promissory note, the Company has determined that the terms of the convertible note issued in September 2010 includes a provision whereby the conversion price equals 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. Accordingly, the convertible instrument is accounted for as a derivative liability as of March 31, 2011 (after 180 days from the date of issuance) and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $37,647 as of March 31, 2011. The gain resulting from the decrease in fair value of this convertible instrument was $11,938 for the three months ended March 31, 2011. Additionally, during the three months ended March 31, 2011, the Company has reclassified $7,527 of derivative liability to additional paid in capital related to the partial conversion of the convertible promissory note issued in September 2010.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2011

Expected volatility	195%
Expected term	3 months
Risk-free interest rate	0.09%
Expected dividend yield	0%

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

Between January 2011 and March 2011, the Company received net proceeds of $32,195 from the sale of 105,318 shares of the Company's common stock. The Company paid finder’s fee of approximately $10,000 in connection with this sale of stock.

 In March 2011, the Company issued 287,356 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $10,000. The Company valued these common shares at the fair market value on the date of grant at $0.04 per share.

For the quarter ended March 31, 2011, the non-controlling interest portion of stockholders’ deficit consists of the non-controlling interest related to DirectView Security Systems, Inc. (“DVSS”). During the three months ended March 31, 2011, the Company received net proceeds of $62,424 from the sales of shares of DVSS common stock to certain investors. Additionally, DVSS issued 500,000 shares of its common stock to the Company’s CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock and was recorded as stock based compensation during the three months ended March 31, 2011. The Company accounted for this transaction in accordance with ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements”.  This FASB issued guidance requires that changes in a parent’s ownership interest in a subsidiary in which the parent retains its controlling financial interest be accounted for as equity transactions. As of March 31, 2011, such sales of 79,541 and issuance of 500,000 DVSS shares of common stock accounted for approximately 32% of the total issued and outstanding stocks. Consequently, the Company holds the remaining 68% interest in DVSS and became a majority-owned subsidiary of the Company.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

 NOTE 8 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at March 31, 2011 and December 31, 2010 was $58,797 and $58,404, respectively. As of March 31, 2011 and December 31, 2010, this note was reflected as due to related party.  In March 2011, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2011 and December 31, 2010, the Company had a payable to the Chief Executive Officer of the Company amounting to $51,179 and $35,428, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2011 and December 31, 2010, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,869 and $4,900, respectively. These advances are short-term in nature and non-interest bearing.

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $10,663 and $9,253 as of March 31, 2011 and December 31, 2010, respectively and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of March 31, 2011 and December 31, 2010 totaling to $514,390 and $506,805, respectively and has been included in accrued expenses.

In March 2011, DVSS issued 500,000 shares of its common stock to the Company’s CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock and was recorded as stock based compensation during the three months ended March 31, 2011.

NOTE 9 - ACCRUED PAYROLL TAXES

As of March 31, 2011, the Company recorded a liability related to unpaid payroll taxes including interest and penalties for the year ended December 31, 2007 to March 31, 2011 for $141,766. Such amount has been included in accrued expenses in the accompanying consolidated financial statements.

  DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 10 - SUBSEQUENT EVENTS

In May 2011, the Company issued a convertible promissory note amounting to $32,500. The note bears interest at 8% per annum and matures in January 2012. The Company paid debt issuance cost of $2,500 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of this note, at a conversion price equal to 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion.

 In April 2011, an affiliated company for which our CEO, Roger Ralston, is a president and director, loaned $30,000 to the Company. This loan is non interest bearing and is due on demand. In May 2011, the Company issued 600,000 shares of common stock in connection with the payment of this loan. The Company valued these common shares at the fair market value on the date of grant at $0.05 per share.

 In April 2011, the Company issued 431,034 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $15,000. The Company valued these common shares at the fair market value on the date of grant at $0.04 per share.

In April 2011, the Company received net proceeds of $33,000 from the sale of 300,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our operations are conducted within two divisions:

∙	Our video conferencing divisions which is a full-service provider of teleconferencing products and services to businesses and organizations, and

∙	Our security division which provides surveillance systems, digital video recording and services to businesses and organizations .

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

Our net sales are not sufficient to fund our operating expenses.  We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company.  These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to market our company in an effort to increase our sales.  We are always looking for opportunities with new dealers, and plan to evaluate the market for our products throughout 2011 to determine whether we should hire additional employees in our sales force. We seek to establish brand identity for our company, communicate our brand and its values to investors and customers, build a relationship and reinforce existing relationships and further trigger recognition through telemarketing and hiring additional sales people to our sales staff. We believe that these strategies will provide an avenue for us to increase consumer usage of our technology, increase demand for our products and generate revenues. No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

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

 Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Sales

Overall, our net sales for the three months ended March 31, 2011 decreased approximately 80% from the comparable period in 2010.  The following table provides comparative data regarding the source of our net sales in each of these periods:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	$	% of Total	$	% of Total
Video conferencing services	9,666	14%	7,356	2%
Security services	57,397	86%	322,878	98%
Total	67,063	100%	330,234	100%

Net sales of our videoconference services for the three months ended March 31, 2011 increased approximately 31% as compared to the three months ended March 31, 2010. Videoconference product revenue slightly increased by approximately $2,310 during the three months ended March 31, 2011 as compared to the same period in 2010.

Net sales of security services for the three months ended March 31, 2011 decreased by approximately 82% as compared to the same period in 2010. During the three months ended March 31, 2011, one customer accounted for approximately 86% of our total revenues which accounted for revenues of approximately $57,000 of our consolidated revenues during the three months ended March 31, 2011. During the three months ended March 31, 2010, four customers accounted for approximately 92% of our total revenues.  These clients accounted for revenues of approximately $305,000 during the three months ended March 31, 2010. In December 2009, we had entered into a one year subcontractor agreement with three of these clients. Currently, we do not presently have any contracts with other clients except for Diebold Enterprise Security Systems, Inc. thereby decreasing our revenues during the three months ended March 31, 2011.

Additionally, we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the three months ended March 31, 2011, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues decreased approximately 13% for the three months ended March 31, 2011 from the comparable period in 2010.  The following table provides information on the cost of sales as a percentage of net sales for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
Cost of Sales as a Percentage of Net Sales	2011	2010
Video conferencing services	11%	2%
Security services	45%	67%
Total	56%	69%

During the three months ended March 31, 2011, our cost of sales for our videoconferencing division as a percentage of net sales increased as compared to the three months ended March 31, 2010. Our cost of sales for our videoconferencing division increased due to the slight increase in revenues as compared to the three months ended March 31, 2010.

During the three months ended March 31, 2011, our cost of sales for our security division as a percentage of net sales decreased as compared to the three months ended March 31, 2010. The decrease is primarily attributable to decreased  revenues as compared to the three months ended March 31, 2010. The decrease in cost of sales for our security division reflects the decrease in security service revenues during the three months ended March 31, 2011.

                Total operating expenses for the three months ended March 31, 2011 were $688,330, an increase of $467,180, or approximately 211%, from total operating expenses for the comparable three months ended March 31, 2010 of $221,150. This increase is primarily attributable to:

    •       Compensation, related taxes and stock-based compensation consists of personnel cost and the fair value of common shares issued for services to employees. An increase of $437,165 or 269% in compensation expense during the three months ended March 31, 2011 which is primarily attributable to the issuance of DVSS shares to our CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock;

    •       an increase of $30,016 or  51% during the three months ended March 31, 2011 as compared to same period in fiscal 2010 in other selling, general and administrative expenses as  summarized below:

	Three Months Ended March 31,
	2011	2010

Auto expense	$9,980	$8,700
Health insurance	8,352	5,130
Telephone and communications	5,776	12,845
Travel and entertainment	5,633	17,259
Other	59,071	14,862
	$88,812	$58,796

The increase in other selling, general and administrative expenses is primarily attributable to the following changes in these expenses from the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

1)             Auto expenses increased by $1,280 or 15% during the three months ended March 31, 2011, as a result of increased auto insurance expense and fuel expenses.
2)             Health insurance expense increased by $3,222 or 63% during the three months ended March 31, 2011 due to a increase in health insurance coverage as a result of a increase in full time employees.

3)             Telephone and communications expenses decreased by $7,069 or 55% during the three months ended March 31, 2011, due to cost cutting measures.
4)             Travel and entertainment expenses decreased by $11,626 or 67% during the three months ended March 31, 2011, due to decreased sales-related travel and cost cutting measures.
5)             Other selling, general and administrative expenses, which includes professional fees, rent expense, postage, general insurance, and office supplies, utilities and expenses increased overall by $44,209 or 297% during the three months period March 31, 2010, primarily attributable to an increase in audit fees.

We presently anticipate that operating expenses for fiscal 2011 will increase as a result of increased operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $659,072 for the three months ended March 31, 2011, as compared to a loss from operations of $119,659 for the three months ended March 31, 2010. An increase of $539,413 or 451% for the three months ended March 31, 2011.

Other Income (Expenses)

Total other expense was $18,749 for the three months ended March 31, 2011 as compared to other expense of $30,334 for the three months ended March 31, 2010. A decrease of other expense of $11,585, for the three months ended March 31, 2011 is primarily attributable to:

    •            $0 and $16,710 of other income for the three months ended March 31, 2011 and 2010, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

    •            a decrease of $13,491 in interest expense for the three months ended March 31, 2011   as compared to the same period in 2010. The decrease is primarily attributable to the fair value of common stock issued in connection with notes payable amounting to $36,654 during the three months ended March 31, 2011 offset by amortization of debt issuance cost and debt discount of $20,311 during the same period in fiscal 2011.

    •            change in fair value of derivative liabilities consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40,   Derivatives and Hedging – Contracts in an Entity’s Own Stock  , to our consolidated financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $11,938 during the three months ended March 31, 2011. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

Net loss

We reported a net loss of $677,821 for the three months ended March 31, 2011 as compared to a net loss of $149,993 for the three months ended March 31, 2010. We reported net loss attributable to non-controlling interest and DirectView Holdings, Inc.  of $155,733 and $522,088 during the three months ended March 31, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2011, we had a cash balance of $5,574. Our working capital deficit is $1,741,889 at March 31, 2011.

We reported a net decrease in cash for the three months ended March 31, 2011 of $1,714. While we currently have no material commitments for capital expenditures, at March 31, 2011 we owed approximately $150,000 under various notes payable.  During the three months ended March 31, 2011, we have raised net proceeds from an additional $94,619 through the sale of our securities and $21,523 from related party advances. We do not presently have any external sources of working capital.

At March 31, 2011 we owed Mr. and Mrs. Michele Ralston, executive officers and directors of our company $176,508 for amounts they have advanced to us for working capital.  Of this amount, $51,179 and $8,869 which is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $25,000 and a $22,000 note payable maturing in June 2010 plus accrued interest of $10,663 is owed to Mr. Ralston which bears interest at 12%, and the remaining $58,797, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010. In March 2011, the Company and Mrs. Michele Ralston agreed to change the term of this promissory note into a demand note.

Accrued liabilities as of March 31, 2011 consist of the following:

·        Accrued salaries to our officers and certain employees amounting to $595,383
·        Accrued commissions to certain employees amounting to $60,590
·        Accrued payroll taxes including interest and penalties of $141,766
·        Sales tax payable of $18,296
·        Lease abandonment charges of $146,345
·        Accrued interest of $18,842
·        Other accrued expenses of $15,109

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $677,821 during the three months ended March 31, 2011.  At March 31, 2011 we had a working capital deficit of $1,741,889. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2011.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the three months ended March 31, 2011 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2011 amounted to $117,856 and was primarily attributable to our net loss attributable to DirectView Holdings, Inc. of $522,088, offset by depreciation of $75, stock based expenses of $475,000, lease abandonment charges of $3,598,  amortization of debt issuance cost and debt discount of $20,311, total changes in assets and liabilities of $72,919 and offset by change in fair value of derivative liability of $11,938 and non-controlling interest of $155,733.  Net cash flows used in operating activities for the three months ended March 31, 2010 amounted to $269,474 and was primarily attributable to our net losses of $149,993, offset by depreciation of $76, stock based expenses of $36,654, and add back total changes in assets and liabilities of $156,211.

Financing activities

Net cash flows provided by financing activities was $116,142 for the three months ended March 31, 2011. We received net proceeds from sale of stock of $32,195, net proceeds from sale of subsidiary's stock of $62,424 and related party advances of $21,523. Net cash flows provided by financing activities was $219,503 for the three months ended March 31, 2010. We received net proceeds from sale of stock of $198,014 and loans payable of $21,489.

Marketing and public relations agreement

In January 2010, we had entered into a one year marketing and public relations agreement. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. We have renewed such agreement for another year.

In January 2010, we had entered into another marketing and public relations agreement. The agreement was effective beginning as of January 15, 2010 to December 31, 2010. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. During the three months ended March 31, 2011, the Company has paid finder’s fees of approximately $23,000 to this company in connection with sales of our stock. We have renewed such agreement for another year.

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

The following tables summarize our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$149,500	149,500	—	—	—
Short term loans- related party	176,508	176,508	—	—	—
Operating Leases	146,345	146,345	—	—	—
Total Contractual Obligations:	$472,353	472,353	—	—	—

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

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2010, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 Between January 2011 and March 2011, we sold an aggregate of 105,318 shares of our common stock for net proceeds of approximately $32,195 to accredited investors in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We paid finder’s fee of approximately $10,000 in connection with the sale of stocks.

 In March 2011, we issued 287,356 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $10,000. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

 In April 2011, we issued 431,034 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $15,000. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

                 In April 2011, we sold 300,000 shares of our common stock for net proceeds of approximately $33,000 to an accredited investor in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

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

DIRECTVIEW HOLDINGS, INC.

Date: May 20, 2011	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: May 20, 2011	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer