Form 10-Q
period 2011-06-30
DIRECTVIEW HOLDINGS INC
filed 2011-08-22
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  75,566,832 shares of common stock are issued and outstanding as of August 22, 2011.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2011

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Delaware corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

•	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

•	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (62% owned) and a company organized under the laws of the state of Florida.

•	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

•	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
		(1)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$7,288
Accounts Receivable - Net	2,753	46,621
Other Current Assets	30,857	17,352

Total Current Assets	33,610	71,261

PROPERTY AND EQUIPMENT - Net	602	752
OTHER ASSETS	100	100

Total Assets	$34,312	$72,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank Overdraft	$423	$-
Convertible promissory notes, net of debt discounts	61,479	37,915
Notes Payable	82,000	82,000
Accounts Payable	405,799	428,245
Accrued Expenses	1,087,442	961,774
Deferred Revenue	276	519
Customer Deposit	5,250	-
Due to Related Parties	189,155	154,985
Derivative liability	54,624	57,112

Total Liabilities	1,886,448	1,722,550

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized; 74,437,198 and 72,666,840 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	7,444	7,267
Additional Paid-in Capital	12,218,343	11,637,007
Accumulated Deficit	(14,094,411)	(13,294,711)

Total DirectView Holdings, Inc. Deficit	(1,868,624)	(1,650,437)

Non-Controlling Interest in Subsidiary	16,488	-

Total Stockholders' Deficit	(1,852,136)	(1,650,437)

Total Liabilities and Stockholders' Deficit	$34,312	$72,113

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements.
4

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$54,762	$212,530	$121,825	$542,764

COST OF SALES	33,429	144,795	71,234	373,538

GROSS PROFIT	21,333	67,735	50,591	169,226

OPERATING EXPENSES:
Depreciation	75	74	150	150
Bad Debt Expenses	7,987	-	7,987	50
Compensation, Related Taxes and Stock-based Compensation	125,065	123,288	724,508	285,566
Other Selling, General and Administrative	119,455	117,966	208,267	176,762

Total Operating Expenses	252,582	241,328	940,912	462,528

LOSS FROM OPERATIONS	(231,249)	(173,593)	(890,321)	(293,302)

OTHER INCOME (EXPENSES):
Other Income	5,313	12,316	5,313	29,026
Derivative Liability Expense	(28,613)	-	(28,613)	-
Change in Fair Falue of Derivative Liabilities	(2,374)	-	9,564	-
Other Expense	881	(732)	79	(4,185)
Interest Income	-	-	215	-
Interest Expense	(47,299)	(7,021)	(77,399)	(50,612)

Total Other (Expense) Income	(72,092)	4,563	(90,841)	(25,771)

NET LOSS	(303,341)	(169,030)	(981,162)	(319,073)

Less: Net Loss Attributable to Non-Controlling Interest	14,595	-	170,328	-

Net Loss Attributable to DirectView Holdings, Inc.	$(288,746)	$(169,030)	$(810,834)	$(319,073)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$-	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	74,437,198	70,875,650	73,378,912	67,059,060

See accompanying notes to unaudited consolidated financial statements.
5

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to DirectView Holdings, Inc.	$(810,834)	$(319,073)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	150	150
Fair value of common stock issued as interest expense	-	36,654
Fair value of subsidiary's common stock issued for services	475,000	-
Derivative liability expense	28,613	-
Change in fair value of derivative liability	(9,564)	-
Non-Controlling Interest	(170,328)	-
Amortization of debt issuance costs	3,992	-
Amortization of debt discount	39,599	-
Common stock issued for services	-	1,000
Lease abandonment charges	7,257	6,597
Bad debt expenses	7,987	50
(Increase) Decrease in:
Accounts receivable	35,881	(82,589)
Inventory	-	(488)
Other current assets	(14,997)	3,113

Increase (Decrease) in:
Accounts payable	(22,447)	(6,096)
Accrued expenses	121,933	(36,720)
Customer deposits	5,250	-
Deferred revenue	(243)	(4,915)

Net Cash Flows Used in Operating Activities	(302,751)	(402,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	423	-
Proceeds from loans payable	-	31,489
Net proceeds from note payable	30,000	-
Net proceeds from sale of subsidiary's common stock	130,999	-
Net proceeds from sale of common stock	73,393	318,914
Due to related parties	60,648	2,500

Net Cash Flows Provided by Financing Activities	295,463	352,903

Net Decrease in Cash	(7,288)	(49,414)

Cash - Beginning of Period	7,288	71,410

Cash - End of Period	$-	$21,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued interest payable reclassified to debentures payable	$-	$-
Derivative Liability Reclassified to Equity	$21,537	$-
Issuance of Common Stock in Connection with Conversion of Promissory note	$25,000	$-
Beneficial conversion on convertible notes payables	$23,534	$-
Issuance of Common Stock for Loans Payable	$-	$28,450
See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company,  three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of  approximately 62% (38% is owned by non-controlling interests whereby 25% is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of June 30, 2011, and 100% prior to January 2011.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2011, and the results of operations and cash flows for the six months ending June 30, 2011 have been included. The results of operations for the six months ended June 30, 2011are not necessarily indicative of the results to be expected for the full year.

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
June 30, 2011

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

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, that losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2011, the Company recorded a non-controlling interest of $16,488 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the six months ended June 30, 2011 and for the year ended December 31, 2010, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to June 30, 2011:

Conversion feature derivative liability
Balance at January 1, 2011	$57,112
Recognition of derivative liability	28,613
Conversion of derivative liability to equity	(21,537)
Change in fair value included in earnings	(9,564)
Balance at June 30, 2011	$54,624

Total derivative liability at June 30, 2011 amounted to $54,624.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2011 and December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At June 30, 2011 and December 31, 2010, management determined that an allowance is necessary which amounted to $ 147,268 and $139,280, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses for the six months ended June 30, 2011and 2010 were deemed to be not material.

Shipping Costs

Shipping costs are included in other selling, general and administrative expenses and were deemed to be not material for the six months ended June 30, 2011and 2010, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2011and 2010.

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

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated condensed financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

During the six months ended June 30, 2011, one customer accounted for 67% of the Company’s revenues. During the six months ended June 30, 2010, four customers accounted for 88% of revenues.

As of June 30, 2011, one customer accounted for 44% of total accounts receivable. As of December 31, 2010, one customer accounted for 81% of total accounts receivable.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At June 30, 2011, the Company has 2,658,046 shares equivalent issuable pursuant to embedded conversion features. There were no dilutive common stock equivalents as of June 30, 2010.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2011, the Company had an accumulated deficit of approximately $14.1 million, and a working capital deficiency of $1,852,838. Additionally, for the six months ended June 30, 2011, the Company incurred net losses of $810,834 and had negative cash flows from operations in the amount of $302,751. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the six months ended June 30, 2011, the Company received net proceeds from sale of stock of $73,393 and sale of subsidiary’s common stock of $130,999 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2011	December 31, 2010
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,169)	(2,019)
		$602	$752

For the six months ended June 30, 2011 and 2010, depreciation expense amounted to $150 and $150, respectively.

NOTE 4 – NOTES PAYABLE

During fiscal 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share ($0.05 per share post-dividend). During fiscal 2008, the Company issued 139,562 shares (1,396,562 shares post-dividend) in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share ($0.05 per share post-dividend). The balance of the senior secured promissory note amounted to $17,000 as of June 30, 2011 and December 31, 2010. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.  The maturity date of this note was subsequently extended to April 2011. The Company is currently in negotiations with the note holder to extend the maturity date.

During fiscal 2009, the Company classified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranges from January 2010 to April 2010. The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock at a rate of $0.05 per share ($0.005 per share post-dividend). The note payable bears 6% interest per annum and matures in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changes to January 2011. The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.

As of June 30, 2011and December 31, 2010, notes payable - current portion amounted to $82,000.

Accrued interest on the notes payable amounted to approximately $18,451 and $9,921 as of June 30, 2011 and December 31, 2010, respectively and is included in accrued expenses.

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
June 30, 2011

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

In December 2010, the Company issued a convertible promissory note amounting to $27,500 with the same terms and conditions of the convertible promissory note issued in September 2010. The Company paid debt issuance cost of $2,500 in connection with this note payable and is being amortized over the term of the note.

In May 2011, the Company issued a convertible promissory note amounting to $32,500 with the same terms and conditions of the convertible promissory note issued in September 2010 and December 2010. The Company paid debt issuance cost of $2,500 in connection with this note payable and is being amortized over the term of the note.

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $79,655 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that the convertible notes issued in September 2010 and December 2010 are considered a derivative as of June 30, 2011.  In addition, as of June 30, 2011, the note issued in May 2011 is not considered a derivative until after 180 days from the date of issuance.

As of June 30, 2011 and December 31, 2010, accrued interest amounted to $22,792 and $1,339, respectively. In June 2011, the Company has accrued the default interest rate which is 150% of the outstanding principal and accrued interest based on the default provision until such time the September 2010 note is extended or settled. The Company is currently in negotiations with the note holder in connection with the September 2010 note.

In March 2011, the Company issued 287,356 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $10,000.

 In April 2011, the Company issued 431,034 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $15,000.

Convertible promissory note consisted of the following:

	June 30, 2011	December 31, 2010
Secured convertible promissory note	$85,000	$77,500

Less: debt discount	(23,521)	(39,585)

Secured convertible promissory note – net	$61,479	$37,915

As of June 30, 2011 and 2010, amortization of debt discount amounted to $39,599 and $0, respectively, and is included in interest expense. As of June 30, 2011 and 2010, amortization of debt issuance cost on these notes amounted to $3,992 and $0, respectively.

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
June 30, 2011

NOTE 6 – DERIVATIVE LIABILITY (continued)

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

In connection with the issuance of the 8% convertible promissory note, the Company has determined that the terms of the convertible note issued in September 2010 and December 2010 includes a provision whereby the conversion price equals 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. Accordingly, the convertible instrument is accounted for as a derivative liability as of June 30, 2011 (after 180 days from the date of issuance) and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $28,613 as of June 30, 2011. The gain resulting from the decrease in fair value of this convertible instrument was $9,564 for the six months ended June 30, 2011. Additionally, during the six months ended June 30, 2011, the Company has reclassified $21,537 of derivative liability to additional paid in capital related to the partial conversion of the convertible promissory note issued in September 2010.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	June 30, 2011

Expected volatility	195	% - 245%
Expected term	3 months
Risk-free interest rate	0.0	3% - 0.09%
Expected dividend yield	0%

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

Between January 2011 and June 2011, the Company received net proceeds of $73,393 from the sale of 451,968 shares of the Company's common stock. The Company paid finder’s fee of approximately $10,000 in connection with this sale of stock.

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
June 30, 2011

NOTE 7 - STOCKHOLDERS’ DEFICIT (continued)

In April 2011, the Company issued 431,034 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $15,000. The Company valued these common shares at the fair market value on the date of grant at $0.04 per share.

For the quarter ended June 30, 2011, the non-controlling interest portion of stockholders’ deficit consists of the non-controlling interest related to DirectView Security Systems, Inc. (“DVSS”). During the six months ended June 30, 2011, the Company received net proceeds of $130,999 from the sales of shares of DVSS common stock to certain investors. Additionally, DVSS issued 500,000 shares of its common stock to the Company’s CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock and was recorded as stock based compensation during the six months ended June 30, 2011. The Company accounted for this transaction in accordance with ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements”.  This FASB issued guidance requires that changes in a parent’s ownership interest in a subsidiary in which the parent retains its controlling financial interest be accounted for as equity transactions. As of June 30, 2011, such sales of 261,220 and issuance of 500,000 DVSS shares of common stock resulted in non-controlling interests of approximately 38% (25% owned by the Company’s CEO and majority shareholder and 13% owned by others). Consequently, the Company holds the remaining 62% interest in DVSS.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at June 30, 2011 and December 31, 2010 was $59,106 and $58,404, respectively. As of June 30, 2011 and December 31, 2010, this note was reflected as due to related party.  In March 2011, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At June 30, 2011 and December 31, 2010, the Company had a payable to the Chief Executive Officer of the Company amounting to $62,107 and $35,428, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At June 30, 2011 and December 31, 2010, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,869 and $4,900, respectively. These advances are short-term in nature and non-interest bearing.

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $12,073 and $9,253 as of June 30, 2011 and December 31, 2010, respectively and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of June 30, 2011 and December 31, 2010 totaling to $561,503 and $506,805, respectively and has been included in accrued expenses.

In March 2011, DVSS issued 500,000 shares of its common stock to the Company’s CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock and was recorded as stock based compensation during the six months ended June 30, 2011.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9 - ACCRUED PAYROLL TAXES

As of June 30, 2011, the Company recorded a liability related to unpaid payroll taxes including interest and penalties for the year ended December 31, 2007 to June 30, 2011 for $139,345. Such amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 10 - SUBSEQUENT EVENTS

In July 2011, the Company issued 914,634 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $15,000. The Company valued these common shares at the fair market value on the date of grant at approximately $0.02 per share.

Between July 2011 and August 2011, the Company received net proceeds of $25,113 from the sale of 215,000 shares of the Company's common stock.

In July 2011, the Company received net proceeds of $58,792 from the sale of 121,186 shares of DVSS common stock.

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

Stock based Compensation

            Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated condensed financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

            Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We initially record compensation expense based on the fair value of the award at the reporting date.

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

Results of Operations

Three and Six months ended June 30, 2011 Compared to the Three and Six months ended June 30, 2010

Net Sales

Overall, our net sales for the three and six months ended June 30, 2011 decreased approximately 74% and 78%, respectively from the comparable periods in 2010.  The following table provides comparative data regarding the source of our net sales in each of these periods:
	Three months ended June 30, 2011		Three months ended June 30, 2010
	$	% of Total	$	% of Total
Video conferencing services	5,177	9%	41,407	19%
Security services	49,585	91%	171,123	81%
Total	54,762	100%	212,530	100%

	Six months ended June 30, 2011		Six months ended June 30, 2010
	$	% of Total	$	% of Total
Video conferencing services	14,843	12%	48,763	9%
Security services	106,982	88%	494,001	91%
Total	121,825	100%	542,764	100%

Net sales of our videoconference services for the three and six months ended June 30, 2011 decreased approximately 87% and 70%, respectively, as compared to the three and six months ended June 30, 2010. Videoconference product revenue decreased due to a decrease in maintenance, service and video conference room and equipment rental income during the three and six months ended June 30, 2011. Videoconference product revenue fell during the six months ended June 30, 2011 because we have focused our efforts on our security service operations.

Net sales of security services for the three and six months ended June 30, 2011 decreased by approximately 71% and 78%, respectively as compared to the same periods in 2010. During the three months ended June 30, 2011, one customer accounted for approximately 46% of our total revenues which accounted for revenues of approximately $25,000 of our consolidated revenues during the three months ended June 30, 2011. During the six months ended June 30, 2011, one customer accounted for approximately 67% of our total revenues which accounted for revenues of approximately $82,000 of our consolidated revenues during the six months ended June 30, 2011. During the three months ended June 30, 2010, two new customers accounted for approximately $171,000, representing approximately 81% of our consolidated revenues during the three months ended June 30, 2010. During the six months ended June 30, 2010, four new customers accounted for approximately $476,000, representing approximately 88% of our consolidated revenues during the six months ended June 30, 2010. In December 2009, we had entered into a one year subcontractor agreement with three of these clients. Currently, we do not presently have any contracts with other clients except for Diebold Enterprise Security Systems, Inc. thereby decreasing our revenues during the three and six months ended June 30, 2011.

Additionally, we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the six months ended June 30, 2011, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues decreased approximately 11% for the six months ended June 30, 2011 from the comparable period in 2010.  The following table provides information on the cost of sales as a percentage of net sales for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
Cost of Sales as a Percentage of Net Sales	2011	2010
Video conferencing services	9%	6%
Security services	49%	63%
Total	58%	69%

During the six months ended June 30, 2011, our cost of sales for our videoconferencing division as a percentage of net sales increased as compared to the six months ended June 30, 2010. Our cost of sales as a percentage of net sales for our videoconferencing division increased due to the decrease in revenues as compared to the six months ended June 30, 2010.

During the six months ended June 30, 2011, our cost of sales for our security division as a percentage of net sales decreased as compared to the six months ended June 30, 2010. The decrease is primarily attributable to decreased revenues as compared to the six months ended June 30, 2010. The decrease in cost of sales for our security division reflects the decrease in security service revenues during the six months ended June 30, 2011.

                Total operating expenses for the three months ended June 30, 2011 were $252,582, an increase of $11,254, or approximately 5%, from total operating expenses for the comparable three months ended June 30, 2010 of $241,328. Total operating expenses for the six months ended June 30, 2011 were $940,912, an increase of $478,384, or approximately 103%, from total operating expenses for the comparable six months ended June 30, 2010 of $462,528. This increase is primarily attributable to:

    •       Compensation, related taxes and stock-based compensation consists of personnel cost and the fair value of common shares issued for services to employees. An increase of $438,942 or 154% in compensation expense during the six months ended June 30, 2011 which is primarily attributable to the issuance of DVSS shares to our CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock;

    •       An increase of $1,489 or  1% and $31,505 or 18% during the three and six months ended June 30, 2011, respectively, as compared to same periods in fiscal 2010 in other selling, general and administrative expenses as  summarized below:
	Three months ended June 30,
	2011	2010

Auto expense	$4,630	$7,316
Health insurance	8,825	3,254
Telephone and communications	5,778	12,377
Travel and entertainment	5,657	24,704
Marketing	47,046	2,608
Other	47,519	67,707
	$119,455	$117,966

	Six months ended June 30,
	2011	2010

Auto expense	$14,610	$16,016
Health insurance	17,177	8,384
Telephone and communications	11,554	25,222
Travel and entertainment	11,290	41,963
Marketing	47,501	2,608
Other	106,135	82,569
	$208,267	$176,762

The increase in other selling, general and administrative expenses is primarily attributable to the following changes in these expenses from the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010:

1)             Auto expenses decreased by $2,686 or 37% and $1,406 or 9%, during the three and six months ended June 30, 2011, respectively, as a result of cost cutting measures.
2)             Health insurance expense increased by $5,571 or 171% and $8,793 or 105% during the three and six months ended June 30, 2011, respectively, due to a increase in health insurance coverage as a result of a increase in full time employees.
3)             Telephone and communications expenses decreased by $6,599 or 53% and $13,668 or 54% during the three and six months ended June 30, 2011, respectively, due to cost cutting measures.
4)             Travel and entertainment expenses decreased by $19,047 or 77% and $30,673 or 73% during the three and six months ended June 30, 2011, respectively, due to decreased sales-related travel and cost cutting measures.
5)             Marketing expenses increased by $44,438 or 170% and $44,893 or 1,721% during the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2011, we paid marketing and sales consulting to promote our products and services.
6)             Other selling, general and administrative expenses, which includes professional fees, rent expense, postage, general insurance, and office supplies, utilities and expenses (decreased) increased overall by ($20,188) or 30% and $23,566 or 29% during the three and six months period June 30, 2010, respectively. The increase during the six months ended June 30, 2011 is primarily attributable to an increase in audit fees and the decrease during the three months ended June 30, 2011 is as a result of cost cutting measures.

We presently anticipate that operating expenses for fiscal 2011 will increase as a result of increased operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $231,249 and $890,321 for the three and six months ended June 30, 2011, respectively, as compared to a loss from operations of $173,593 and $293,302 for the three and six months ended June 30, 2010, respectively. An increase of $57,656 or 33% and $597,019 or 204% for the three and six months ended June 30, 2011, respectively.

Other Income (Expenses)

Total other (expense) income was ($72,092) and ($90,841) for the three and six months ended June 30, 2011, respectively, as compared to other (expense) income of $4,563 and ($25,771) for the three and six months ended June 30, 2010, respectively. An increase of other expense of $76,655 and $65,070, for the three and six months ended June 30, 2011, respectively is primarily attributable to:

    •           a decrease to $5,313 from $12,316 of other income for the three months ended June 30, 2011 and 2010, respectively, and  $5,313 and $29,026 of other income for the six months ended June 30, 2011 and 2010, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

    •            an increase of $40,278 and $26,787 in interest expense for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase is primarily attributable to amortization of debt issuance cost and debt discount in connection with the convertible promissory notes during the same periods in fiscal 2010.

    •            change in fair value of derivative liabilities consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, to our consolidated financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $9,564 during the six months ended June 30, 2011. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income. An increase of $28,613 in derivative liability expense during the three and six months ended June 30, 2011, in connection with a convertible promissory note issued in December 2010.

Net loss

We reported a net loss of $303,341 and $981,162 for the three and six months ended June 30, 2011, respectively, as compared to a net loss of $169,030 and $319,073 for the three and six months ended June 30, 2010, respectively. We reported net loss attributable to non-controlling interest and DirectView Holdings, Inc. of $14,595 and $288,746 during the three months ended June 30, 2011. We reported net loss attributable to non-controlling interest and DirectView Holdings, Inc. of $170,328 and $810,834 during the six months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2011, we had a cash balance of $0. Our working capital deficit is $1,852,838 at June 30, 2011.

We reported a net decrease in cash for the six months ended June 30, 2011 of $7,288. While we currently have no material commitments for capital expenditures, at June 30, 2011 we owed approximately $167,000 under various notes payable.  During the six months ended June 30, 2011, we have raised net proceeds from an additional $204,392 through the sale of our securities, $30,000 through the issuance of convertible promissory note and $60,648 from related party advances. We do not presently have any external sources of working capital.

At June 30, 2011 we owed Mr. and Mrs. Michele Ralston, executive officers and directors of our company $189,155 for amounts they have advanced to us for working capital.  Of this amount, $62,107 and $8,869 which is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $25,000 and a $22,000 note payable maturing in June 2010 plus accrued interest of $12,073 is owed to Mr. Ralston which bears interest at 12%, and the remaining $59,106, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010. In March 2011, the Company and Mrs. Michele Ralston agreed to change the term of this promissory note into a demand note.

Accrued liabilities as of June 30, 2011 consist of the following:

·        Accrued salaries to our officers and certain employees amounting to $643,564
·        Accrued commissions to certain employees amounting to $60,590
·        Accrued payroll taxes including interest and penalties of $139,345
·        Sales tax payable of $18,296
·        Lease abandonment charges of $150,004
·        Accrued interest of $41,056
·        Other accrued expenses of $34,587

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $810,834 during the six months ended June 30, 2011.  At June 30, 2011 we had a working capital deficit of $1,852,838. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2011.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the six months ended June 30, 2011 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2011 amounted to $302,751 and was primarily attributable to our net loss attributable to DirectView Holdings, Inc. of $810,834, offset by depreciation of $150, derivative liability expense of $28,613, stock based expenses of $475,000, lease abandonment charges of $7,257,  amortization of debt issuance cost and debt discount of $43,591, total changes in assets and liabilities of $125,377 and offset by change in fair value of derivative liability of $9,564 and non-controlling interest of 170,328.  Net cash flows used in operating activities for the six months ended June 30, 2010 amounted to $402,317 and was primarily attributable to our net losses of $319,073, offset by depreciation of $150, stock based expenses of $37,654, lease abandonment charges of $6,597 and add back total changes in assets and liabilities of $127,645.

Financing activities

Net cash flows provided by financing activities was $295,463 for the six months ended June 30, 2011. We received net proceeds from sale of stock of $73,393, net proceeds from sale of subsidiary's stock of $130,999 and related party advances of $60,648. Net cash flows provided by financing activities was $352,903 for the six months ended June 30, 2010. We received net proceeds from sale of stock of $318,914 and loans payable of $31,489.

Marketing and public relations agreement

In January 2010, we had entered into a one year marketing and public relations agreement. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. We have renewed such agreement for another year.

In January 2010, we had entered into another marketing and public relations agreement. The agreement was effective beginning as of January 15, 2010 to December 31, 2010. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. During the six months ended June 30, 2011, the Company has paid finder’s fees of approximately $127,000 to this company in connection with sales of our stock. We have renewed such agreement for another year.

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

The following tables summarize our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$167,000	167,000	—	—	—
Short term loans- related party	189,155	189,155	—	—	—
Operating Leases	150,004	150,004	—	—	—
Total Contractual Obligations:	$506,159	506,159	—	—	—

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

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 In July 2011, we issued 914,634 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $15,000. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

                 Between July 2011 and August 2011, we sold 215,000 shares of our common stock for net proceeds of approximately $25,000 to an accredited investor in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

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

DIRECTVIEW HOLDINGS, INC.

Date: August 22, 2011	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: August 22, 2011	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer