Form 10-Q
period 2011-09-30
DIRECTVIEW HOLDINGS INC
filed 2011-11-21
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [√] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [√]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  76,102,582 shares of common stock are issued and outstanding as of November 18, 2011.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2011

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Delaware corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

•	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

•	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of September 30, 2011) and a company organized under the laws of the state of Florida.

•	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

•	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
		(1)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$7,288
Accounts Receivable - Net	21,285	46,621
Other Current Assets	23,235	17,352

Total Current Assets	44,520	71,261

PROPERTY AND EQUIPMENT - Net	527	752
OTHER ASSETS	100	100

Total Assets	$45,147	$72,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank Overdraft	$514	$-
Convertible Promissory Notes, Net of Debt Discounts	59,437	37,915
Notes Payable	82,000	82,000
Accounts Payable	409,379	428,245
Accrued Expenses	1,168,602	961,774
Deferred Revenue	154	519
Due to Related Parties	212,133	154,985
Derivative Liability	38,795	57,112

Total Liabilities	1,971,014	1,722,550

STOCKHOLDERS' DEFICIT:

Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; None Issued and Outstanding)	-	-

Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized; 76,102,582 and 72,666,840 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	7,610	7,267
Additional Paid-in Capital	12,309,694	11,637,007
Accumulated Deficit	(14,279,677)	(13,294,711)

Total DirectView Holdings, Inc. Deficit	(1,962,373)	(1,650,437)

Non-Controlling Interest in Subsidiary	36,506	-

Total Stockholders' Deficit	(1,925,867)	(1,650,437)

Total Liabilities and Stockholders' Deficit	$45,147	$72,113

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$41,355	$104,559	$163,180	$647,323

COST OF SALES	29,851	91,708	101,085	465,246

GROSS PROFIT	11,504	12,851	62,095	182,077

OPERATING EXPENSES:
Depreciation	75	75	225	225
Bad Debt Expenses	-	53,137	7,987	53,187
Compensation, Related Taxes and Stock-based Compensation	108,505	128,482	833,013	414,048
Other Selling, General and Administrative	64,501	55,074	272,768	231,836

Total Operating Expenses	173,081	236,768	1,113,993	699,296

LOSS FROM OPERATIONS	(161,577)	(223,917)	(1,051,898)	(517,219)

OTHER INCOME (EXPENSES):
Other Income	5,118	-	10,431	29,026
Derivative Liability Expense	-	-	(28,613)	-
Change in Fair Falue of Derivative Liabilities	223	-	9,787	-
Other Expense	475	-	554	(4,185)
Interest Income	(215)	-	-	-
Interest Expense	(35,007)	(9,719)	(112,406)	(60,331)

Total Other (Expense) Income	(29,406)	(9,719)	(120,247)	(35,490)

NET LOSS	(190,983)	(233,636)	(1,172,145)	(552,709)

Less: Net Loss Attributable to Non-Controlling Interest	5,717	-	176,045	-

Net Loss Attributable to DirectView Holdings, Inc.	$(185,266)	$(233,636)	$(996,100)	$(552,709)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$-	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	75,930,909	72,067,050	74,229,940	68,746,411

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to DirectView Holdings, Inc.	$(996,100)	$(552,709)
Adjustments to Reconcile Net Loss to Net Cash Flows Used in Operating Activities:
Depreciation	225	225
Fair value of common stock issued as interest expense	-	36,654
Fair value of subsidiary's common stock issued for services	475,000	-
Derivative liability expense	28,613	-
Change in fair value of derivative liability	(9,787)	-
Non-Controlling Interest	(176,045)	-
Amortization of debt issuance costs	5,027	167
Amortization of debt discount	52,557	2,255
Common stock issued for services	-	1,000
Lease abandonment charges	11,070	10,021
Bad debt expenses	7,987	53,187
(Increase) Decrease in:
Accounts receivable	17,349	(44,893)
Other current assets	(8,410)	2,767

Increase (Decrease) in:
Accounts payable	(18,867)	(8,702)
Accrued expenses	201,083	17,427
Deferred revenue	(365)	(5,144)

Net Cash Flows Used in Operating Activities	(410,663)	(487,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	514	-
Proceeds from loans payable	-	34,514
Net proceeds from note payable	30,000	47,000
Net proceeds from sale of subsidiary's common stock	192,665	-
Net proceeds from sale of common stock	98,373	351,139
Due to related parties	81,823	6,170

Net Cash Flows Provided by Financing Activities	403,375	438,823

Net Decrease in Cash	(7,288)	(48,922)

Cash - Beginning of Period	7,288	71,410

Cash - End of Period	$-	$22,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability reclassified to equity	$37,143	$-
Issuance of common stock in connection with conversion of promissory note	$40,000	$-
Beneficial conversion on convertible notes payables	$23,534	$-
Issuance of common stock for loans payable	$-	$34,560

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company,  three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of  approximately 58% (42% is owned by non-controlling interests whereby 23% is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of September 30, 2011, and 100% prior to January 2011.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2011, and the results of operations and cash flows for the nine months ending September 30, 2011 have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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
September 30, 2011

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

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, that losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2011, the Company recorded a non-controlling interest of $36,506 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the nine months ended September 30, 2011 and for the year ended December 31, 2010, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
September 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to September 30, 2011:

Conversion feature derivative liability
Balance at January 1, 2011	$57,112
Recognition of derivative liability	28,613
Conversion of derivative liability to equity	(37,143)
Change in fair value included in earnings	(9,787)
Balance at September 30, 2011	$38,795

Total derivative liability at September 30, 2011 amounted to $38,795.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2011 and December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2011 and December 31, 2010, management determined that an allowance is necessary which amounted to $ 147,263 and $139,280, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses for the nine months ended September 30, 2011 and 2010 were deemed to be not material.

Shipping Costs

Shipping costs are included in other selling, general and administrative expenses and were deemed to be not material for the nine months ended September 30, 2011 and 2010, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2011 and 2010.

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
September 30, 2011

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

During the nine months ended September 30, 2011, two customers accounted for 62% of the Company’s revenues. During the nine months ended September 30, 2010, four customers accounted for 88% of revenues.

As of September 30, 2011, one customer accounted for 11% of total accounts receivable. As of December 31, 2010, one customer accounted for 81% of total accounts receivable.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At September 30, 2011, the Company has 1,616,379 shares equivalent issuable pursuant to embedded conversion features. There were no dilutive common stock equivalents as of September 30, 2010.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

 In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2011, the Company had an accumulated deficit of approximately $14.3 million, and a working capital deficiency of $1,926,494. Additionally, for the nine months ended September 30, 2011, the Company incurred net losses of $996,100 and had negative cash flows from operations in the amount of $410,663. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the nine months ended September 30, 2011, the Company received net proceeds from sale of stock of $98,373 and sale of subsidiary’s common stock of $192,665 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2011	December 31, 2010
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,244)	(2,019)
		$527	$752

For the nine months ended September 30, 2011 and 2010, depreciation expense amounted to $225 for both periods.

NOTE 4 – NOTES PAYABLE

During fiscal 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share ($0.05 per share post-dividend). During fiscal 2008, the Company issued 139,562 shares (1,396,562 shares post-dividend) in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share ($0.05 per share post-dividend). The balance of the senior secured promissory note amounted to $17,000 as of September 30, 2011 and December 31, 2010. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.  The maturity date of this note was subsequently extended to April 2011. The Company is currently in negotiations with the note holder to extend the maturity date.

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

As of September 30, 2011 and December 31, 2010, notes payable - current portion amounted to $82,000.

Accrued interest on the notes payable amounted to approximately $20,741 and $9,921 as of September 30, 2011 and December 31, 2010, respectively and is included in accrued expenses.

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
September 30, 2011

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

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $79,655 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that the convertible notes issued in September 2010 and December 2010 are considered a derivative as of September 30, 2011.  In addition, as of September 30, 2011, the note issued in May 2011 is not considered a derivative until after 180 days from the date of issuance.

As of September 30, 2011 and December 31, 2010, accrued interest including default interest amounted to $39,712 and $1,339, respectively. In June 2011, the Company has accrued the default interest rate which is 150% of the outstanding principal and accrued interest based on the default provision until such time the September 2010 note is extended or settled.

On October 10, 2011, the Company received a letter from legal counsel of a certain note holder which states that the Company was in default under series of 8% convertible promissory notes issued in September 2010 and December 2010 that matured in June 2011 and September 2011, respectively. The letter also indicated that due to the cross default provision contained in the note agreements, all of the notes for a total amount of $70,000, including the convertible note issued in May 2011, are subject to default interest. The Company has accrued a total default interest of $35,000 as of September 30, 2011. The Company is currently in negotiations with the note holder to settle these notes by either cash, equity or some combination thereof.

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

Convertible promissory note consisted of the following:

	September 30, 2011	December 31, 2010
Secured convertible promissory note	$70,000	$77,500

Less: debt discount	(10,563)	(39,585)

Secured convertible promissory note – net	$59,437	$37,915

As of September 30, 2011 and 2010, amortization of debt discount amounted to $52,557 and $2,255, respectively, and is included in interest expense. As of September 30, 2011 and 2010, amortization of debt issuance cost on these notes amounted to $5,027 and $167, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

In connection with the issuance of the 8% convertible promissory note, the Company has determined that the terms of the convertible note issued in September 2010 and December 2010 includes a provision whereby the conversion price equals 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. Accordingly, the convertible instrument is accounted for as a derivative liability as of September 30, 2011 (after 180 days from the date of issuance) and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $38,795 as of September 30, 2011. The gain resulting from the decrease in fair value of this convertible instrument was $9,787 for the nine months ended September 30, 2011. Additionally, during the nine months ended September 30, 2011, the Company has reclassified $37,143 of derivative liability to additional paid in capital related to the partial conversion of the convertible promissory note issued in September 2010.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2011
Expected volatility	195% - 245%
Expected term	3 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Between January 2011 and September 2011, the Company received net proceeds of $98,373 from the sale of 1,212,718 shares of the Company's common stock. The Company paid finder’s fee of approximately $10,000 in connection with this sale of stock.

In March 2011, the Company issued 287,356 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $21,670. The Company valued these common shares at the fair market value on the date of grant at $0.04 per share.

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

For the quarter ended September 30, 2011, the non-controlling interest portion of stockholders’ deficit consists of the non-controlling interest related to DirectView Security Systems, Inc. (“DVSS”). During the nine months ended September 30, 2011, the Company received net proceeds of $192,665 from the sales of shares of DVSS common stock to certain investors. Additionally, DVSS issued 500,000 shares of its common stock to the Company’s CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock and was recorded as stock based compensation during the nine months ended September 30, 2011. The Company accounted for this transaction in accordance with ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements”.  This FASB issued guidance requires that changes in a parent’s ownership interest in a subsidiary in which the parent retains its controlling financial interest be accounted for as equity transactions. As of September 30, 2011, such sales of 395,606 and issuance of 500,000 DVSS shares of common stock accounted for approximately 42% (23% accounts for DVSS stocks owned by the Company’s CEO who is a majority shareholder of the Parent Company) of the total issued and outstanding stocks. Consequently, the Company holds the remaining 58% interest in DVSS and DVSS became a majority-owned subsidiary of the Company.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at September 30, 2011 and December 31, 2010 was $59,499 and $58,404, respectively. As of September 30, 2011 and December 31, 2010, this note was reflected as due to related party.  In March 2011, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At September 30, 2011 and December 31, 2010, the Company had a payable to the Chief Executive Officer of the Company amounting to $83,282 and $35,428, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At September 30, 2011 and December 31, 2010, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,869 and $4,900, respectively. These advances are short-term in nature and non-interest bearing.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $13,483 and $9,253 as of September 30, 2011 and December 31, 2010, respectively and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of September 30, 2011 and December 31, 2010 totaling to $609,807 and $506,805, respectively and has been included in accrued expenses.

In March 2011, DVSS issued 500,000 shares of its common stock to the Company’s CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock and was recorded as stock based compensation during the nine months ended September 30, 2011.

NOTE 9 - ACCRUED PAYROLL TAXES

As of September 30, 2011, the Company recorded a liability related to unpaid payroll taxes including interest and penalties for the year ended December 31, 2007 to September 30, 2011 for $172,114. Such amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 10 - SUBSEQUENT EVENTS

On October 10, 2011, the Company received a letter from legal counsel to a certain note holder which states that the Company was in default under series of 8% convertible promissory notes issued in September 2010 and December 2010 that matured in June 2011 and September 2011, respectively (see Note 5). The letter also indicated that due to the cross default provision contained in the note agreements, all of the notes for a total amount of $70,000, including the convertible note issued in May 2011, are subject to default interest. The Company has accrued a total default interest of $35,000 as of September 30, 2011.

The Company has evaluated subsequent events after the balance sheet date of September 30, 2011 through the filing of this report and has determined that all material subsequent events have been disclosed.

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

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

 Results of Operations

 Three and Nine months ended September 30, 2011 Compared to the Three and Nine months ended September 30, 2010

 Net Sales

Overall, our net sales for the three and nine months ended September 30, 2011 decreased approximately 74% and 78%, respectively from the comparable periods in 2010.  The following table provides comparative data regarding the source of our net sales in each of these periods:

	Three months ended September 30, 2011		Three months ended September 30, 2010
	$	% of Total	$	% of Total
Video conferencing services	13,976	34%	4,375	4%
Security services	27,379	66%	100,184	96%
Total	41,355	100%	104,559	100%

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	$	% of Total	$	% of Total
Video conferencing services	28,819	18%	53,138	8%
Security services	134,361	82%	594,185	92%
Total	163,180	100%	647,323	100%

Net sales of our videoconference services for the nine months ended September 30, 2011 decreased approximately 46% as compared to the nine months ended September 30, 2010. Videoconference product revenue decreased due to a decrease in maintenance, service and video conference room and equipment rental income during the nine months ended September 30, 2011. Videoconference product revenue fell during the nine months ended September 30, 2011 because we have focused our efforts on our security service operations.

Net sales of security services for the three and nine months ended September 30, 2011 decreased by approximately 73% and 77%, respectively as compared to the same periods in 2010.

During the three months ended September 30, 2011, one customer accounted for approximately 46% of our total revenues which accounted for revenues of approximately $19,000 of our consolidated revenues during the three months ended September 30, 2011. During the nine months ended September 30, 2011, two customers accounted for approximately 62% of our total revenues which accounted for revenues of approximately $101,000 of our consolidated revenues during the nine months ended September 30, 2011. During the three months ended September 30, 2010, two new customers accounted for approximately $93,000, representing approximately 89% of our consolidated revenues during the three months ended September 30, 2010. During the nine months ended September 30, 2010, four new customers accounted for approximately $568,000, representing approximately 88% of our consolidated revenues during the nine months ended September 30, 2010. In December 2009, we had entered into a one year subcontractor agreement with three of these clients. Currently, we do not presently have any contracts with other clients except for Diebold Enterprise Security Systems, Inc. thereby decreasing our revenues during the three and nine months ended September 30, 2011.

Additionally, we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the nine months ended September 30, 2011, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues decreased approximately 10% for the nine months ended September 30, 2011 from the comparable period in 2010.  The following table provides information on the cost of sales as a percentage of net sales for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
Cost of Sales as a Percentage of Net Sales	2011	2010
Video conferencing services	15%	6%
Security services	47%	66%
Total	62%	72%

During the nine months ended September 30, 2011, our cost of sales for our videoconferencing division as a percentage of net sales increased as compared to the nine months ended September 30, 2010. Our cost of sales as a percentage of net sales for our videoconferencing division increased due to the decrease in revenues specifically in our maintenance and service income as compared to the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, our cost of sales for our security division as a percentage of net sales decreased as compared to the nine months ended September 30, 2010. The decrease is primarily attributable to the decrease in labor cost as a result of the decrease in contract clients during such period. The decrease in cost of sales for our security division reflects the decrease in security service revenues during the nine months ended September 30, 2011.

                Total operating expenses for the three months ended September 30, 2011 were $173,081, a decrease of $63,687, or approximately 27%, from total operating expenses for the comparable three months ended September 30, 2010 of $236,768. Total operating expenses for the nine months ended September 30, 2011 were $1,113,993, an increase of $414,697, or approximately 59%, from total operating expenses for the comparable nine months ended September 30, 2010 of $699,296. This increase is primarily attributable to:

    •       Bad debt expense decreased by $45,200 or 85% during the nine months ended September 30, 2011 and a decrease of $53,137 or 100% during the three months ended September 30, 2011. Such decrease is due to the decrease in write-off of our accounts receivable as a result of the decrease in our revenues during the three and nine months ended September 30, 2011;

    •       Compensation, related taxes and stock-based compensation consists of personnel cost and the fair value of common shares issued for services to employees. An increase of $418,965 or 101% in compensation expense during the nine months ended September 30, 2011 which is primarily attributable to the issuance of DVSS shares to our CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock, increase of approximately $37,500 in compensation of our CEO based on his employment agreement and offset by decrease in compensation of approximately $99,000 of our security division due to decrease in full time employees;

    •       an increase of $9,427 or  17% and $40,932 or 18% during the three and nine months ended September 30, 2011, respectively, as compared to same periods in fiscal 2010 in other selling, general and administrative expenses as  summarized below:

	Three months ended September 30,
	2011	2010

Auto expense	$3,077	$5,102
Health insurance	7,362	6,160
Telephone and communications	4,631	11,403
Travel and entertainment	5,216	6,052
Marketing	492	2,175
Other	43,723	24,182
	$64,501	$55,074

	Nine months ended September 30,
	2011	2010

Auto expense	$17,687	$21,118
Health insurance	24,539	14,544
Telephone and communications	16,185	36,625
Travel and entertainment	16,506	48,015
Marketing	47,993	4,783
Other	149,858	106,751
	$272,768	$231,836

The increase in other selling, general and administrative expenses is primarily attributable to the following changes in these expenses from the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010:

1)             Auto expenses decreased by $2,025 or 40% and $3,431 or 16%, during the three and nine months ended September 30, 2011, respectively, as a result of cost cutting measures.
2)             Health insurance expense increased by $1,202 or 20% and $9,995 or 69% during the three and nine months ended September 30, 2011, respectively, due to an increase in health insurance coverage.
3)             Telephone and communications expenses decreased by $6,772 or 59% and $20,440 or 56% during the three and nine months ended September 30, 2011, respectively, due to cost cutting measures.
4)             Travel and entertainment expenses decreased by $836 or 14% and $31,509 or 66% during the three and nine months ended September 30, 2011, respectively, due to decreased sales-related travel and cost cutting measures.
5)             Marketing expenses (decreased) increased by $1,683 or 77% and $43,210 or 903% during the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2011, we paid marketing and sales consulting to promote our products and services.
6)             Other selling, general and administrative expenses, which includes professional fees, rent expense, postage, general insurance, and office supplies, utilities and expenses increased overall by $19,541or 81% and $43,107 or 40% during the three and nine months period September 30, 2010, respectively. The increase during the three and nine months ended September 30, 2011 is primarily attributable to an increase in audit fees and office expenses.

We presently anticipate that operating expenses for fiscal 2011 will increase as a result of increased operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $161,577 and $1,051,898 for the three and nine months ended September 30, 2011, respectively, as compared to a loss from operations of $223,917 and $517,219 for the three and nine months ended September 30, 2010, respectively. A (decrease) increase of ($62,340) or 28% and $534,679 or 103% for the three and nine months ended September 30, 2011, respectively.

Other Income (Expenses)

Total other (expense) income was ($29,406) and ($120,247) for the three and nine months ended September 30, 2011, respectively, as compared to other (expense) income of $(9,719) and ($35,490) for the three and nine months ended September 30, 2010, respectively. An increase of other expense of $19,687 or 203% and $84,757 or 239%, for the three and nine months ended September 30, 2011, respectively is primarily attributable to:

    •       an increase to $5,118 from $0 of other income for the three months ended September 30, 2011 and 2010, respectively, and  a decreased from $10,431 to $29,026 of other income for the nine months ended September 30, 2011 and 2010, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

    •       an increase of $25,288 and $52,075 in interest expense for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase is primarily attributable to amortization of debt issuance cost and debt discount in connection with the convertible promissory notes during the same periods in fiscal 2010.

    •       change in fair value of derivative liabilities consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, to our consolidated financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $9,787 during the nine months ended September 30, 2011. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income. An increase of $28,613 in derivative liability expense during the three and nine months ended September 30, 2011, in connection with a convertible promissory note issued in December 2010.

Net loss

We reported a net loss of $190,983 and $1,172,145 for the three and nine months ended September 30, 2011, respectively, as compared to a net loss of $233,636 and $552,709 for the three and nine months ended September 30, 2010, respectively. We reported net loss attributable to non-controlling interest and DirectView Holdings, Inc. of $5,717 and $185,266 during the three months ended September 30, 2011. We reported net loss attributable to non-controlling interest and DirectView Holdings, Inc. of $176,045 and $996,100 during the nine months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2011, we had a cash balance of $0. Our working capital deficit is $1,926,494 at September 30, 2011.

We reported a net decrease in cash for the nine months ended September 30, 2011 of $7,288. While we currently have no material commitments for capital expenditures, at September 30, 2011 we owed approximately $152,000 under various notes payable.  During the nine months ended September 30, 2011, we have raised net proceeds from an additional $291,038 through the sale of our securities, $30,000 through the issuance of convertible promissory note and $81,823 from related party advances. We do not presently have any external sources of working capital.

At September 30, 2011 we owed Mr. and Mrs. Michele Ralston, executive officers and directors of our company $212,133 for amounts they have advanced to us for working capital.  Of this amount, $83,282 and $8,869 which is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $25,000 and a $22,000 note payable maturing in June 2010 plus accrued interest of $13,483 is owed to Mr. Ralston which bears interest at 12%, and the remaining $59,499, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010. In March 2011, the Company and Mrs. Michele Ralston agreed to change the term of this promissory note into a demand note.

Accrued liabilities as of September 30, 2011 consist of the following:

·        Accrued salaries to our officers and certain employees amounting to $688,391
·        Accrued commissions to certain employees amounting to $60,590
·        Accrued payroll taxes including interest and penalties of $172,114
·        Sales tax payable of $18,315
·        Lease abandonment charges of $153,816
·        Accrued interest of $60,267
·        Other accrued expenses of $15,109

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $1,172,145 and net loss attributable to DirectView Holdings Inc. of $996,100 during the nine months ended September 30, 2011.  At September 30, 2011 we had a working capital deficit of $1,926,494. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable during the remainder of fiscal 2011.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the nine months ended September 30, 2011 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2011 amounted to $410,663 and was primarily attributable to our net loss attributable to DirectView Holdings, Inc. of $996,100, offset by depreciation of $225, derivative liability expense of $28,613, stock based expenses of $475,000, lease abandonment charges of $11,070,  amortization of debt issuance cost and debt discount of $57,584, bad debt expense of $7,987, total changes in assets and liabilities of $190,790 and offset by change in fair value of derivative liability of $9,787 and non-controlling interest of 176,045.  Net cash flows used in operating activities for the nine months ended September 30, 2010 amounted to $487,745 and was primarily attributable to our net losses of $552,709, offset by depreciation of $225, stock based expenses of $37,654, lease abandonment charges of $10,021, bad debt expense of $53,187, amortization of debt issuance cost and debt discount of $2,422 and add back total changes in assets and liabilities of $38,545.

Financing activities

Net cash flows provided by financing activities was $403,375 for the nine months ended September 30, 2011. We received net proceeds from sale of stock of $98,373, net proceeds from sale of subsidiary's stock of $192,665 and related party advances of $81,823. Net cash flows provided by financing activities was $438,823 for the nine months ended September 30, 2010. We received net proceeds from sale of stock of $351,139, loans payable of $34,514 and note payable of $47,000.

Marketing and public relations agreement

In January 2010, we had entered into a one year marketing and public relations agreement. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. We have renewed such agreement for another year.

In January 2010, we had entered into another marketing and public relations agreement. The agreement was effective beginning as of January 15, 2010 to December 31, 2010. The marketing company will provide services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. During the nine months ended September 30, 2011, the Company has paid finder’s fees of approximately $204,000 to this company in connection with sales of our stock. We have renewed such agreement for another year.

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

The following tables summarize our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$152,000	152,000	—	—	—
Short term loans- related party	212,133	212,133	—	—	—
Operating Leases	153,816	153,816	—	—	—
Total Contractual Obligations:	$517,949	517,949	—	—	—

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

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2011.

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

                 None.

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

ITEM 6. EXHIBITS

31.1          Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2          Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1          Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS**  XBRL Instance
101.SCH** XBRL Taxonomy Extension Schema
101.CAL** XBRL Taxonomy Extension Calculation
101.DEF**  XBRL Taxonomy Extension Definition
101.LAB** XBRL Taxonomy Extension Labels
101.PRE**  XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: November 21, 2011	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: November 21, 2011	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer