Form 10-K
period 2011-12-31
DIRECTVIEW HOLDINGS INC
filed 2012-04-19
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 01/01/11 to __12/31/11__________________
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

Common stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $614,001 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 76,102,582 shares of common stock are issued and outstanding as of April 13, 2012.

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

When used in this report the following terms have the following meanings related to our subsidiaries.

●	“DirectView Video” refers to DirectView Video Technologies, Inc. a company organized under the laws of the state of Florida.

●	“DirectView Security” refers to DirectView Security Systems, Inc. a company organized under the laws of the state of Florida.

●	“Ralston” refers to Ralston Communication Services, Inc. a company organized under the laws of the state of Florida.

●	“Meeting Technologies” refers to Meeting Technologies Inc., a company organized under the laws of the state of Delaware.

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

Our products and services include the:

●           sale of conferencing services based upon usage,

●           sale and installation of video equipment, and

●           sale of maintenance agreements.

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

Our Customers

Our video conferencing products and services are sold to commercial, government, medical and educational sectors that use technology to cost-effectively, instantaneously conduct remote meetings by linking participants in geographically dispersed locations. Our security system division provides the latest technologies in surveillance systems, digital video recording and services in any industry, organization and companies. In 2011 four clients, Trump Organization, Emblem Healthcare, DESS NY, and Diebold Corp accounted for 68% of our total consolidated revenues.  These clients accounted for revenues of $178,138, representing approximately 68% of our consolidated revenues in 2011. In 2010 four clients, Diebold Enterprise Security Systems, Inc., Niscayah, Inc., Mastec Inc. and Tech Systems, Inc. accounted for in excess of 87% of our total consolidated revenues.  These clients accounted for revenues of $654,000, representing approximately 87% of our consolidated revenues in 2010.We do not presently have any contracts with other clients except for Diebold Enterprise Security Systems, Inc.

Website

We maintain a website at www.DirectViewInc.com and www.DirectViewSecurity.com.

Intellectual Property

We do not possess any intellectual property.

Employees

We currently have seven employees which includes our 3 officers; Roger Ralston, CEO, Michele Ralston, CFO and Scott Burns, President, all of whom are full-time. None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $14.4 million as of December 31, 2011.  Our operations have been financed primarily through the issuance of equity and debt.  For the year ended December 31, 2011 and 2010, net loss and cash used in operations was $1,162,092 and $796,744, respectively.   We are constantly evaluating our cash needs and our burn rate, in order to make appropriate adjustments in operating expenses. We anticipate that our cash used in operations will increase as a result of becoming a public company as a result of increased professional fees. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern.  If we are unable to continue as a going concern and were forced to cease operations, it is likely that our stockholders would lose their entire investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE WERE FORCED TO CEASE OUR BUSINESS AND OPERATIONS, YOU WOULD LOSE YOUR INVESTMENT IN OUR COMPANY.

Our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. At December 31, 2011, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph raising doubt as to our ability to continue as a going concern as a result of our losses from operations, stockholders’ deficit and negative working capital. Our consolidated financial statements, which appear elsewhere in this registration statement, are prepared assuming we will continue as a going concern.  The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

At December 31, 2011 we had approximately $148,000 of accrued but unpaid payroll taxes due the federal government which includes penalties and interests.  We do not have the funds necessary to satisfy this obligation.  If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Ralston, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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

Roger Ralston, our Chairman and Chief Executive Officer, would have voting power equal to approximately 56% of our voting securities. As a result, management through such stock ownership rights has the ability to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls.  We were not subject to these requirements for the fiscal year ended December 31, 2011.  We are evaluating our internal control systems in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-K.

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

                None.

PART II

ITEM 5.        MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Common Equity and Related Stockholder Matters

There is currently no public market for our common stock and we do not know if a market will ever develop.  As of April 13, 2011, there were 190 record owners of our common stock.

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

Recent Sales of Unregistered Securities

              Between January 2011 and December 2011, we sold an aggregate of 1,215,718 shares of our common stock for net proceeds of approximately $32,000 to an accredited investor in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. We paid finder’s fee of $96,329 in connection with the sale of stocks.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion ofour financial condition and results of operation for the fiscal years ended December 31, 2011 and 2010 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Our operations are conducted within two divisions:

●	Our video conferencing divisions which is a full-service provider of teleconferencing products and services to businesses and organizations, and
●	Our security division which provides surveillance systems, digital video recording and services to businesses and organizations.

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

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting. Delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. The following policies reflect specific criteria for our various revenues streams:

●	Revenue is recognized upon completion of conferencing services. We generally do not charge up-front fees and bill our customers based on usage.

●	Revenue for video equipment sales and security surveillance equipment sales is recognized upon delivery and installation.

●
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

In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for interim and fiscal periods beginning after December 15, 2011. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our consolidated financial statements.

In June 2011, FASB issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. This guidance is effective for fiscal periods beginning after December 15, 2011. The adoption of this standard will not impact our consolidated financial statements.

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with early adoption permitted. The Company anticipates that adoption of these additional disclosures will not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment . The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company does not anticipate the provisions of ASU 2011-08 will have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales

Overall, our net sales for the year ended December 31, 2011 decreased approximately 65% from the comparable period in 2010.  The following table provides comparative data regarding the source of our net sales in each of these periods:

	Year Ended December 31, 2011		Year Ended December 31, 2010

	$	% of Total	$	% of Total
Video conferencing services	105,761	41%	63,193	8%
Security services	154,968	59%	690,015	92%
Total	260,729	100%	753,208	100%

Net sales of our video conference services for the year ended December 31, 2011 increased approximately 67% as compared to the year ended December 31, 2010.   Videoconference product revenue increased by approximately $42,500 due to sales to a recurring client.

Net sales of security services for the year ended December 31, 2011 decreased by approximately 78% as compared to the same period in 2010. During the year ended December 31, 2011, security services revenue decreased due to the restructing of two corporations related to Diebold Enterprise Security Systems, Inc., one of Directview’s major subcontractors.

Currently, we have a contract with Diebold Enterprise Security Systems, Inc. and we anticipate increased sales in the year 2012.

Additionally, we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the year ended December 31, 2011, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues decreased approximately 17% for the year ended December 31, 2011 from the comparable period in 2010.  The following table provides information on the cost of sales as a percentage of net sales for the year ended December 31, 2011 and 2010:

	Year Ended December 31,
Cost of Sales as a Percentage of Net Sales	2011	2010
Video conferencing services	15%	6%
Security services	39%	65%
Total	54%	71%

During the year ended December 31, 2011, our cost of sales for our videoconferencing division as a percentage of net sales increased as compared to the year ended December 31, 2010. Our cost of sales for our videoconferencing division increased due to increased revenues as compared to the year ended December 31, 2010.

During the year ended December 31, 2011, our cost of sales for our security division as a percentage of net sales decreased as compared to the year ended December 31, 2010.  The decrease is primarily attributable to decreased labor cost during the year ended December 31, 2011 as compared to the same period in 2010. The decrease is primarily attributable to the loss of technicians beginning in 2011. The decrease in cost of sales for our security division reflects the decrease in security service revenues during the year ended December 31, 2011.

Total operating expenses for the year ended December 31, 2011 were $1,262,911 an increase of $338,329, or approximately 37%, from total operating expenses for the comparable year ended December 31, 2010 of $924,582. This increase is primarily attributable to:

●          Compensation, related taxes and stock-based compensation consists of personnel cost and the fair value of common shares issued for services to employees. An increase of $394,594 or 72% in compensation and related taxes expense during the year ended December 31, 2011 which is primarily attributable to an increase compensation level of our CEO.

We presently anticipate that operating expenses for fiscal 2012 will increase as a result of becoming a public company and increase operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $1,142,784 for the year ended December 31, 2011, as compared to a loss from operations of $703,019 for the year ended December 31, 2010. An increase of $439,765 or 63% for the year ended December 31, 2011.

Other Income (Expenses)

Total other expense was $196,864 for the year ended December 31, 2011 as compared to other income of $93,725 for the year ended December 31, 2010. An increase of other expense of $103,139, for the year ended December 31, 2011 is primarily attributable to:

●         $10,430 and $34,803 of other income for the year ended December 31, 2011 and 2010, respectively, was attributable to the increase of change in fair value of derivatives and a decrease in debt forgiveness income;

●         an increase of $88,846 in interest expense for the year ended December 31, 2011 as compared to the same period in 2010 which is primarily attributable to accrued interest related to increased convertible promissory notes and other notes payable with a balance of approximately $68,000 and $82,000 as of December 31, 2011.

●         For the years ended December 31, 2011 and 2010, we recorded derivative liability expense of $61,978 and $56,753 respectively in connection with the issuance of the convertible promissory note in September 2010. Change in fair value of derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40,  Derivatives and Hedging – Contracts in an Entity’s Own Stock , to our consolidated financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $10,442 during the year ended December 31, 2011 compared to the same period in 2010.  The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

Net loss

We reported a net loss of $1,339,648 for the year ended December 31, 2011 as compared to a net loss of $796,744 for the year ended December 31, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2011, we had a cash balance of $7,248. Our working capital deficit is $2,094,123 at December 31, 2011.

We reported a net decrease in cash for the year ended December 31, 2011 of $40. While we currently have no material commitments for capital expenditures, at December 31, 2011 we owed approximately $150,000 under various notes payable.  During the year ended December 31, 2011, we have raised net proceeds of $98,373 through the sale of our securities and $30,000 from debts. Additionally, during the year ended December 31, 2011 we sold a noncontrolling interest in our DirectView Security Systems, Inc. subsidiary for net proceeds of $192,665.  We do not presently have any external sources of working capital.

At December 31, 2011 we owed Mr. and Mrs. Roger Ralston, executive officers and directors of our company $261,334 for amounts they have advanced to us for working capital.  Of this amount, $130,680 and $8,869 which is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $25,000 and a $22,000 note payable matured in June 2010 plus accrued interest of $14,893 is owed to Mr. Ralston which bears interest at 12%, and the remaining $59,892, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and were due in July 2010.

Accrued liabilities were $1,257,764 as of December 31, 2011 which consisted of the following:

●  Accrued salaries to our officers and certain employees amounting to $726,553
●  Accrued sales tax of $18,449
●  Accrued general and administrative expenses of $15,103
●  Accrued commissions to certain employees amounting to $60,590
●  Accrued payroll liabilities including penalties of $189,359
●  Lease abandonment charges of $157,694
●  Accrued interest of $90,016

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $1,339,648 during the year ended December 31, 2011.  At December 31, 2011 we had a working capital deficit of $2,094,123. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2012.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2011 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2011 amounted to $450,299 and was primarily attributable to our net losses of $1,162,092, offset by depreciation of $299, lease abandonment charges of $14,947, bad debt expense of $7,987, amortization of debt issuance cost and debt discount of $66,108, fair value of subsidiary’s common stock issued for services of $475,000, derivative liability expense of $61,978, add back of non-controlling interest of $177,556, add back of change in fair value of derivative liability of $10,083 and total changes in other  assets and liabilities of $273,313.  Net cash flows used in operating activities for the year ended December 31, 2010 amounted to $583,371 and was primarily attributable to our net losses of $796,744, offset by depreciation of $300, stock based expenses of $40,854, lease abandonment charges of $13,530, bad debt expense of $53,187, amortization of debt issuance cost and debt discount of $17,981 and add back total changes in assets and liabilities of $30,408.

Financing activities

Net cash flows provided by financing activities was $450,259 for the year ended December 31, 2011. We received net proceeds from sale of stock of $98,373, net proceeds from sale of subsidiary’s common stock of $192,665, net proceeds due to related parties of $129,221 and note payable of $30,000. Net cash flows provided by financing activities was $519,249 for the year ended December 31, 2010. We received net proceeds from sale of stock of $406,933, loans payable of $34,514 and note payable of $72,000.

Marketing and public relations agreement

In January 2010, we entered into a one year marketing and public relations agreement. The marketing company provided services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. During fiscal 2010, we paid finder’s fees of approximately $837,000 to this company in connection with sales of our stock.

In January 2010, we entered into another marketing and public relations agreement. The agreement became effective January 15, 2010 and ended on December 31, 2010. The marketing company provided services to promote and market foreign exposure of the Company and to find companies for potential merger and acquisition as defined in this agreement. Between March 2010 and April 2010, the Company paid finder’s fees of approximately $81,000 to this company in connection with sales of our stock.

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

The following tables summarize our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$149,962	149,962	—	—	—
Short term loans- related party	$261,334	261,334	—	—	—
Operating Leases	$142,746	142,746	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$554,042	554,042	—	—	—

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2011, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2011, (iii) a lack of segregation of duties within accounting functions, (iiii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (iiiii) ineffective controls over period end financial close and reporting processes. Therefore, our internal controls over financial reporting were not effective as of December 31, 2011.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Roger Ralston	43	Chief Executive Officer and Chairman of the Board of Directors
Scott Burns	50	President and Director - Roger please confirm
Michele Ralston	42	Acting Chief Financial Officer, Secretary, Treasurer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2011, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

We have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. It is our desire to expand our Board of Directors during 2011 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intend to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that we do not maintain directors and officers liability insurance.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Roger Ralston (1)	2011	250,000	-	-	-	-	-	16,209	$266,209
	2010	204,236	-	-	-	-	-	8,689	$212,925

Michele Ralston	2011	72,000	-	-	-	-	-	-	72,000
	2010	76,736	-	-	-	-	-	-	76,736

(1)
All other compensation includes $0 and $8,689 in automobile expense for 2011 and 2010, respectively. Accrued but unpaid compensation due to Mr. Ralston during fiscal 2011 and 2010 amounted to approximately $66,000, and $173,000 respectively which are included in the above table.

(2)	Accrued but unpaid compensation due to Mrs. Ralston during fiscal 2011 and 2010 amounted to approximately $72,000 and $76,000, respectively which are included in the above table.

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

How Mr. Ralston’s compensation is determined

Mr. Ralston, who has served as our CEO since October 2006, entered into an employment agreement with our company on September 1, 2009.  His compensation is arbitrarily determined by our Board of Directors of which he is a member. The Board considers revenues, net income as well as general performance in determining the compensation due Mr. Ralston. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Ralston’s compensation.  Effective on September 1, 2010, Mr. Ralston’s compensation package included a base salary of $200,000 and company provided for automobile expense and health care benefits. During fiscal 2011, Mr. Ralston’s compensation package included a base salary of $250,000 and company provided for automobile expense and health care benefits. The amount of compensation payable to Mr. Ralston can be increased at any time upon the determination of the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
RogerRalston	0	0	0	0	0	0	0	0	0

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 19, 2011 we had 42,937,130 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of April 19, 2011 by:

●           each person known by us to be the beneficial owner of more than 5% of our common stock;
●           each of our directors;
●           each of our named executive officers; and
●           our named executive officers, directors and director nominees as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Roger Ralston (1)	42,587,130	57.2%
Scott Burns	100,000	*
Michele Ralston	250,000	*
All officers and directors as a group (three persons)	42,937,130	57.2%

*             represents less than 1%

(1)           Mr. Ralston has pledged 500,000 shares of our common stock owned by him to China Discovery Investors, LTD. to secure a debt obligation to such party.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matured in July 2010. The amount due to such related party including accrued interest at December 31, 2011 and December 31, 2010 was $52,347 and $58,404, respectively. As of December 31, 2011 and December 31, 2010, this note was reflected as a short term debt.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2011 and December 31, 2010, the Company had a payable to the Chief Executive Officer of the Company amounting to $28,005 and $35,428, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2011 and December 31, 2010, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,869 and $4,900, respectively. These advances are short-term in nature and non-interest bearing.

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

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and was payable in June 2010.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $14,893 and $9,253 as of December 31, 2011 and December 31, 2010, respectively and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of December 31, 2011 and December 31, 2010 totaling to $726,553 and $583,094, respectively and has been included in accrued expenses.

Below is a summary of the accrued salaries due to our executive officers:

Name	December 31, 2011
Roger Ralston	$318,114
Scott Burns	-
Michele Ralston	408,439
Total	$726,553

Director Independence

None of the members of our Board of Directors are "independent" within the meaning of FINRA Marketplace Rule 4200.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2011	2010
Audit Fees (1)	$25,000	$25,000
Audit Related Fees (2)	10,000	15,000
Tax Fees (3)	-	-
All Other Fees (4)	0	0

(1)
Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)
Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2011 were pre-approved by the entire Board of Directors.

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

________
*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

April 19, 2011	By:	/s/ Roger Ralston
Roger Ralston,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director	April 19, 2011
Roger Ralston

/s/ Michele Ralston	Chief Financial Officer, principal	April 19, 2011
Michele Ralston	accounting officer

/s/ Scott Burns	Director	April 19, 2011
Scott Burns

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DirectView Holdings, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of DirectView Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DirectView Holdings Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
April 19, 2012

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$7,248	$7,288
Accounts Receivable - Net	41,144	46,621
Other Current Assets	20,231	17,352

Total Current Assets	68,623	71,261

PROPERTY AND EQUIPMENT - Net	453	752
OTHER ASSETS	300	100

Total Assets	$69,376	$72,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, Net of Debt Discounts	$67,962	$37,915
Notes Payable	82,000	82,000
Accounts Payable	421,790	428,245
Accrued Expenses	1,257,764	961,774
Deferred Revenue	32	519
Due to Related Parties	261,334	154,985
Derivative Liability	71,864	57,112

Total Liabilities	2,162,746	1,722,550

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized;
76,102,582 and 72,666,840 shares issued and outstanding at
December 31, 2011 and 2010, respectively)	7,610	7,267
Additional Paid-in Capital	12,309,694	11,637,007
Accumulated Deficit	(14,445,669)	(13,294,711)

Total DirectView Holdings, Inc. Deficit	(2,128,365)	(1,650,437)

Non-Controlling Interest in Subsidiary	34,995	-

Total Stockholders' Deficit	(2,093,370)	(1,650,437)

Total Liabilities and Stockholders' Deficit	$69,376	$72,113

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010

NET SALES	$260,729	$753,208

COST OF SALES	140,602	531,645

GROSS PROFIT	120,127	221,563

OPERATING EXPENSES:
Depreciation	300	300
Bad Debt Expenses	7,983	64,076
Compensation, Related Taxes and Stock-based Compensation	942,047	547,453
Other Selling, General and Administrative	312,581	312,753

Total Operating Expenses	1,262,911	924,582

LOSS FROM OPERATIONS	(1,142,784)	(703,019)

OTHER INCOME (EXPENSES):
Other Income	10,430	34,803
Derivative Liability Expense	(61,978)	(56,753)
Change in Fair Falue of Derivative Liabilities	10,083	(359)
Other Expense	554	(4,309)
Interest Expense	(155,953)	(67,107)

Total Other (Expense) Income	(196,864)	(93,725)

NET LOSS	(1,339,648)	(796,744)

Less: Net Loss Attributable to Non-Controlling Interest	177,556	-

Net Loss Attributable to DirectView Holdings, Inc.	$(1,162,092)	$(796,744)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	74,701,946	69,677,149

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
 For the Years Ended December 31, 2011 and 2010

	Common Stock					Total
	$0.0001 Par Value		Additional	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Interest	Deficit

Balance at December 31, 2009	59,196,040	5,920	11,089,886	(12,497,967)	-	(1,402,161)

Issuance of Common Stock for Cash	12,333,630	1,233	405,700			406,933

Issuance of Common Stock for Services	52,500	5	4,195			4,200

Issuance of Common Stock in connection with notes payable	458,170	46	36,608			36,654

Issuance of Common Stock in connection with loans payable	626,500	63	44,497			44,560

Beneficial conversion on convertible notes payables			56,121			56,121

Net loss for the year				(796,744)	-	(796,744)

Balance at December 31, 2010	72,666,840	7,267	11,637,007	(13,294,711)	-	(1,650,437)

Issuance of Common Stock for Cash	1,202,718	120	98,253			98,373

Issuance of Common Stock in connection with the conversion
of promissory notes	1,633,024	163	39,837			40,000

Issuance of Subsidiary's common stock for services			323,000		152,000	475,000

Sale of Subsidiary's Common stock			120,980		71,685	192,665

Beginning Accumulated Deficit of Subsidiary attributtable to Non- controlling Interest				11,134	(11,134)	-

Issuance of Common Stock in connection with loans payable - related party	600,000	60	29,940			30,000

Beneficial conversion on convertible notes payables			23,534			23,534

Derivative liability reclassified to equity			37,143			37,143

Net loss for the year				(1,162,092)	(177,556)	(1,339,648)

Balance at December 31, 2011	76,102,582	$7,610	$12,309,694	$(14,445,669)	$34,995	$(2,093,370)

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to DirectView Holdings, Inc.	$(1,162,092)	$(796,744)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	299	300
Fair value of common stock issued as interest expense	30,000	36,654
Fair value of subsidiary's common stock issued for services	475,000	4,200
Derivative liability expense	61,978	56,753
Change in fair value of derivative liability	(10,083)	359
Non-Controlling Interest	(177,556)	-
Amortization of debt issuance costs	5,027	1,445
Amortization of debt discount	61,081	16,536
Lease abandonment charges	14,947	13,530
Bad debt expenses	7,987	64,076
(Increase) Decrease in:
Accounts receivable	(2,510)	(64,723)
Other current assets	(5,406)	5,425

Increase (Decrease) in:
Accounts payable	192,803	8,670
Accrued expenses	88,913	75,414
Deferred revenue	(487)	(5,266)

Net Cash Flows Used in Operating Activities	(420,299)	(583,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	34,514
Net proceeds from note payable	-	72,000
Net proceeds from sale of subsidiary's common stock	192,665	-
Net proceeds from sale of common stock	98,373	406,933
Due to related parties	129,221	5,802

Net Cash Flows Provided by Financing Activities	420,259	519,249

Net Decrease in Cash	(40)	(64,122)

Cash - Beginning of Period	7,288	71,410

Cash - End of Period	$7,248	$7,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$37,143	$-
Issuance of common stock in connection with conversion of
promissory note	$40,000	$-
Beneficial conversion on convertible notes payables	$23,534	$-
Issuance of common stock for loans payable	$-	$44,560

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company,  three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of  approximately 58% (42% is owned by non-controlling interests whereby 23% is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of December 31, 2011, and 100% prior to January 2011.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on the reported net loss.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

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

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, that losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2011, the Company recorded a non-controlling interest of $34,995 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the years ended December 31, 2010 and 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2011 to December 31, 2011:

Conversion feature derivative liability
Balance at January 1, 2011	$57,112
Recognition of derivative liability	61,978
Conversion of derivative liability to equity	(37,143)
Change in fair value included in earnings	(10,083)
Balance at December 31, 2011	$71,864

Total derivative liability at December 31, 2011 amounted to $71,864.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2011 and 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2011 and December 31, 2010, management determined that an allowance is necessary which amounted to $147,263 and $139,280, respectively. During the year ended December 31, 2011 and 2010, the Company wrote-off $7,983 and $64,076, respectively of uncollectible accounts receivable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2011and 2010 were deemed to be not material.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the year ended December 31, 2011 and 2010, respectively.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2011 and 2010.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

During the year ended December 31, 2011, four customers accounted for 68% of revenues.

During the year ended December 31, 2010, four customers accounted for 87% of revenues.

As of December 31, 2011, one customer accounted for 27% of total accounts receivable. As of December 31, 2010, four customers accounted for 81% of total accounts receivable.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2011, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the year ended December 31, 2011 were available to be issued. The Company has concluded that all subsequent events have been properly disclosed.

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At December 31, 2011, the Company has 6,034,483 shares equivalent issuable pursuant to embedded conversion features. There were no dilutive common stock equivalents as of December 31, 2010.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for interim and fiscal periods beginning after December 15, 2011. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our consolidated financial statements.

In June 2011, FASB issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. This guidance is effective for fiscal periods beginning after December 15, 2011. The adoption of this standard will not impact our consolidated financial statements.

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with early adoption permitted. The Company anticipates that adoption of these additional disclosures will not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment . The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company does not anticipate the provisions of ASU 2011-08 will have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2011, the Company had an accumulated deficit of approximately $14.4 million, and a working capital deficiency of $2,094,123. Additionally, for the year ended December 31, 2011, the Company incurred net losses of $1,339,648 and had negative cash flows from operations in the amount of $450,299. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the year ended December 31, 2011, the Company received net proceeds from sale of stock of $291,038 and proceeds from issuance of notes and loan payable of $30,000 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2011	December 31, 2010
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,318)	(2,019)
		$453	$752

For the year ended December 31, 2011 and 2010, depreciation expense amounted to $300 and $300, respectively.

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

As of December 31, 2011and 2010, notes payable - current portion amounted to $82,000.

Accrued interest on the notes payable amounted to approximately $22,000 and $9,921 as of December 31, 2011 and 2010, respectively and is included in accrued expenses.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $79,655 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that the convertible notes issued in September 2010 and December 2010 and May 2011 are considered a derivative as of December 31, 2011.

As of December 31, 2011 and 2010, accrued interest, including default interest, amounted to $69,462 and $1,339, respectively. In June 2011, the Company has accrued the default interest rate which is 150% of the outstanding principal and accrued interest based on the default provision until such time the September 2010 note is extended or settled.

On October 10, 2011, the Company received a letter from legal counsel of a certain note holder which states that the Company was in default under series of 8% convertible promissory notes issued in September 2010 and December 2010 that matured in June 2011 and September 2011, respectively. The letter also indicated that due to the cross default provision contained in the note agreements, all of the notes for a total amount of $70,000, including the convertible note issued in May 2011, are subject to default interest. The Company has accrued a total default interest of $63,490 as of December 31, 2011.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

Convertible promissory note consisted of the following:
	December 31, 2011	December 31, 2010
Secured convertible promissory note	$70,000	$77,500

Less: debt discount	(2,038)	(39,585)

Secured convertible promissory note – net	$67,962	$37,915

As of December 31, 2011 and 2010, amortization of debt discount amounted to $77,616 and $16,536, respectively, and is included in interest expense. As of December 31, 2011 and 2010, amortization of debt issuance cost on these notes amounted to $5,027 and $1,445, respectively.

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

In connection with the issuance of the 8% convertible promissory note, the Company has determined that the terms of the convertible note issued in September 2010, December 2010 and May 2011 includes a provision whereby the conversion price equals 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. Accordingly, the convertible instrument is accounted for as a derivative liability as of December 31, 2011 (after 180 days from the date of issuance) and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $71,864 as of December 31, 2011. The gain resulting from the decrease in fair value of this convertible instrument was $10,083 for the year ended December 31, 2011. Additionally, during the year ended December 31, 2011, the Company has reclassified $37,143 of derivative liability to additional paid in capital related to the partial conversion of the convertible promissory note issued in September 2010.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 7 – DERIVATIVE LIABILITY (continued)

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

	December 31, 2011

Expected volatility	195	% - 245%
Expected term	3 months
Risk-free interest rate	0.0	2% - 0.09%
Expected dividend yield	0%

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

Between January 2010 and December 2010, the Company received net proceeds of approximately $406,933 from the sale of 12,333,630 shares of the Company's common stock. The Company paid finder’s fee of approximately $918,000 in connection with this sale of stocks.

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

In December 2010, the Company issued 40,000 shares of the Company’s common stock for services performed to an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $0.08 per share or $3,200 based on the recent selling price of the Company’s common stock. In connection with the issuance of these shares during the year ended December 31, 2010, the Company recorded stock based compensation of $1,000.

Between January 2011 and September 2011, the Company received net proceeds of $98,373 from the sale of 1,202,718 shares of the Company's common stock. The Company paid finder’s fee of approximately $10,000 in connection with this sale of stock.

In March 2011, the Company issued 287,356 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $10,000. The Company valued these common shares at the fair market value on the date of grant at $0.04 per share.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

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

For the year ended December 31, 2011, the non-controlling interest portion of stockholders’ deficit consists of the non-controlling interest related to DirectView Security Systems, Inc. (“DVSS”). During the year ended December 31, 2011, the Company received net proceeds of $192,665 from the sales of shares of DVSS common stock to certain investors. Additionally, DVSS issued 500,000 shares of its common stock to the Company’s CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock and was recorded as stock based compensation during the year ended December 31, 2011. The Company accounted for this transaction in accordance with ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements”.  This FASB issued guidance requires that changes in a parent’s ownership interest in a subsidiary in which the parent retains its controlling financial interest be accounted for as equity transactions. As of December 31, 2011, such sales of 395,606 and issuance of 500,000 DVSS shares of common stock accounted for approximately 42% (23% accounts for DVSS stocks owned by the Company’s CEO who is a majority shareholder of the Parent Company) of the total issued and outstanding stocks. Consequently, the Company holds the remaining 58% interest in DVSS and DVSS became a majority-owned subsidiary of the Company.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at December 31, 2011 and 2010 was $52,347 and $58,404, respectively. As of December 31, 2011 and 2010, this note was reflected as due to related party.  In March 2011, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2011 and December 31, 2010, the Company had a payable to the Chief Executive Officer of the Company amounting to $97,824 and $35,428, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2011 and 2010, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,869 and $4,900, respectively. These advances are short-term in nature and non-interest bearing.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $14,893 and $9,253 as of December 31, 2011 and December 31, 2010, respectively and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of December 31, 2011 and December 31, 2010 totaling to $785,267 and $506,805, respectively and has been included in accrued expenses.

In March 2011, DVSS issued 500,000 shares of its common stock to the Company’s CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock and was recorded as stock based compensation during the year ended December 31, 2011.

NOTE 10 - ACCRUED PAYROLL TAXES

As of December 31, 2011 and 2010, the Company recorded a liability related to unpaid payroll taxes of $189,359 and $118,393.  These amounts including interest and penalties related to years ended December 31, 2007 through December 31, 2010.  Such amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $3,045,000 at December 31, 2011, expiring through the year 2031. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2011 and 2010:

	2011	2010
Tax benefit computed at “expected” statutory rate	$(469,000)	$(279,000)
State income taxes, net of benefit	(54,000)	(32,000)
Stock based compensation and other permanent differences	46,000	52,000
Increase in valuation allowance	520,000	259,000
Net income tax benefit	$-	$-

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 - INCOME TAXES (continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforward	$1,200,000	$720,000
Accrued lease abandonment costs	62,000	56,000
Allowance for doubtful account	57,000	54,000
Accrued salaries	283,000	240,000
Total Deferred tax assets	1,602,000	1,070,000
Less: Valuation allowance	(1,602,000)	(1,070,000)
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2011 and 2010, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $532,000.

NOTE 12 - SUBSEQUENT EVENTS

In February 2012, the Company converted the remaining balance of $10,000 plus interest of $2,000 related to a $50,000 promissory note into 983,607 shares of common stock.