Form 10-Q
period 2012-03-31
DIRECTVIEW HOLDINGS INC
filed 2012-05-21
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  76,086,189 shares of common stock are issued and outstanding as of May 21, 2012.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2012

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011
	Consolidated Statements of Income for the three months Ended March 31, 2012 and 2011 (Unaudited)
	Consolidated Statements of Cash Flows for the three months Ended March 31, 2012 and 2011 (Unaudited)
	Notes to Unaudited Consolidated Financial Statements.	5-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Default upon Senior Securities.	25
Item 4.	Submission of Matters to a Vote of Security Holders.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	26

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Delaware corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

●	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of March 31, 2012) and a company organized under the laws of the state of Florida.

●	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10K for the year ended December 31, 2011 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$233	$7,248
Accounts Receivable - Net	65,586	41,144
Other Current Assets	13,580	20,231

Total Current Assets	79,399	68,623

PROPERTY AND EQUIPMENT - Net	378	453
OTHER ASSETS	100	300

Total Assets	$79,877	$69,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$782	$-
Convertible Promissory Notes, Net of Debt Discounts	60,000	67,962
Notes Payable	118,337	82,000
Accounts Payable	427,744	421,790
Accrued Expenses	1,197,318	1,085,794
Accrued Payroll Taxes	182,681	171,970
Deferred Revenue	-	32
Due to Related Parties	250,138	261,334
Derivative Liability	61,732	71,864

Total Liabilities	2,298,732	2,162,746

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 100,000,000 Shares Authorized;
77,086,189 and 76,102,582 shares issued and outstanding at March 31, 2012
and December 31, 2011, respectively)	7,708	7,610
Additional Paid-in Capital	12,329,884	12,309,694
Accumulated Deficit	(14,582,379)	(14,445,669)

Total DirectView Holdings, Inc. Deficit	(2,244,787)	(2,128,365)

Non-Controlling Interest in Subsidiary	25,932	34,995

Total Stockholders' Deficit	(2,218,855)	(2,093,370)

Total Liabilities and Stockholders' Deficit	$79,877	$69,376

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the quarter Ended March 31,
	2012	2011

NET SALES	$24,237	$67,063

COST OF SALES	27,690	37,805

GROSS (LOSS) PROFIT	(3,453)	29,258

OPERATING EXPENSES:
Depreciation	75	75
Bad Debt Expenses	(29,675)	-
Compensation, Related Taxes and Stock-based Compensation	114,259	599,443
Other Selling, General and Administrative	48,514	88,812

Total Operating Expenses	133,173	688,330

LOSS FROM OPERATIONS	(136,626)	(659,072)

OTHER INCOME (EXPENSES):
Other Income	4,981	-
Change in Fair Falue of Derivative Liabilities	(156)	11,938
Other Expense	-	(802)
Interest Expense, net	(13,972)	(29,885)

Total Other (Expense) Income	(9,147)	(18,749)

NET LOSS	(145,773)	(677,821)

Less: Net Loss Attributable to Non-Controlling Interest	9,063	155,733

Net Loss Attributable to DirectView Holdings, Inc.	$(136,710)	$(522,088)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	76,567,363	72,796,228

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to DirectView Holdings, Inc.	$(136,710)	$(522,088)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	75	75
Fair value of subsidiary's common stock issued for services	-	475,000
Change in fair value of derivative liability	156	(11,938)
Non-Controlling Interest	(9,063)	(155,733)
Amortization of debt issuance costs	-	1,833
Amortization of debt discount	2,038	18,478
Lease abandonment charges	-	3,598
Bad debt expenses	(29,376)	-
(Increase) Decrease in:
Accounts receivable	4,934	29,867
Other current assets	6,651	-
Other assets	200	2,196

Increase (Decrease) in:
Accounts payable	5,954	10,018
Accrued expenses and accrued payroll taxes	122,235	30,959
Deferred revenue	(32)	(121)

Net Cash Flows Used in Operating Activities	(32,938)	(117,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	782	-
Net proceeds from sale of subsidiary's common stock	-	62,424
Net proceeds from sale of common stock	-	32,195
Due to related parties	25,141	21,523

Net Cash Flows Provided by Financing Activities	25,923	116,142

Net Decrease in Cash	(7,015)	(1,714)

Cash - Beginning of Period	7,248	7,288

Cash - End of Period	$233	$5,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$10,288	$7,527
Issuance of common stock in connection with conversion of
promissory note	$10,000	$10,000

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company’s,  three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of  approximately 58% (42% is owned by non-controlling interests whereby 23% is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of March 31, 2012, and 100% prior to January 2011.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes as of and for the year ended December 31, 2011.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2012, and the results of operations and cash flows for the three months ending March 31, 2012 have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, that losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2012, the Company recorded a non-controlling interest of $25,932 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the three months ended March 31, 2012 and for the year ended December 31, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to March 31, 2012:

Conversion feature derivative liability
Balance at January 1, 2012	$71,864
Recognition of derivative liability	-
Conversion of derivative liability to equity	(10,288)
Change in fair value included in earnings	156
Balance at March, 2012	$61,732

Total derivative liability at March 31, 2012 amounted to $61,732.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2012 and December 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  During the quarter ended March 31, 2012 management adjusted the allowance account related to a previously written off debt which reflects a bad debt expense of negative $29,673 for the period ended March 31, 2012.  At March 31, 2012 and December 31, 2011, management determined that an allowance is necessary which amounted to $117,588 and $147,263, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended March 31, 2012 and 2011 were deemed to be not material.

Shipping Costs

Shipping costs are included in other selling, general and administrative expenses and were deemed to be not material for the three months ended March 31, 2012 and 2011, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2012 and 2011.

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
March 31, 2012

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

During the three months ended March 31, 2012, one customer accounted for 78% of the Company’s revenues. During the three months ended March 31, 2011, four customers accounted for 86% of revenues.

As of March 31, 2012, two customers accounted for 71% of total accounts receivable. As of December 31, 2011, one customer accounted for 27% of total accounts receivable.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At March 31, 2012, the Company has 10,344,828 shares equivalent issuable pursuant to embedded conversion features. As of March 31, 2011, the Company had 931,034 shares equivalently issuable pursuant to embedded conversion features.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12) , which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011 and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. Management believes the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements, as it only requires a change in the format of presentation.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2012, the Company had an accumulated deficit of approximately $14.6 million, and a working capital deficiency of $2,219,333. Additionally, for the three months ended March 31, 2012, the Company incurred net losses of $136,710 and had negative cash flows from operations in the amount of $32,938. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.    Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2012	December 31, 2011
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,393)	(2,318)
		$378	$453

For the three months ended March 31, 2012 and 2011, depreciation expense amounted to $75 and $75, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 4 – NOTES PAYABLE

During fiscal 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share ($0.05 per share post-dividend). During fiscal 2008, the Company issued 139,562 shares (1,396,562 shares post-dividend) in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share ($0.05 per share post-dividend). The balance of the senior secured promissory note amounted to $17,000 as of March 31, 2012 and December 31, 2011. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.  The maturity date of this note was subsequently extended to April 2011. The Company is currently in negotiations with the note holder to extend the maturity date.

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

During the quarter ended March 31, 2012, the Company entered into a demand note with Regal Capital (formerly a related party) for $36,337.  Such amount was reclassified out of historical related party borrowings.

As of March 31, 2012 and December 31, 2011, notes payable - amounted to $118,337 and $82,000, respectively.

Accrued interest on the notes payable amounted to approximately $45,765 and $22,000 as of March 31, 2012 and December 31, 2011, respectively and is included in accrued expenses.

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

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $79,655 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that these convertible notes are considered a derivative as of March 31, 2012.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

As of March 31, 2012 and December 31, 2011, accrued interest including default interest amounted to $70,115 and $69,462, respectively. In June 2011, the Company has accrued the default interest rate which is 150% of the outstanding principal and accrued interest based on the default provision until such time the September 2010 note is extended or settled.

On October 10, 2011, the Company received a letter from legal counsel of a certain note holder which states that the Company was in default under series of 8% convertible promissory notes issued in September 2010 and December 2010 that matured in June 2011 and September 2011, respectively. The letter also indicated that due to the cross default provision contained in the note agreements, all of the notes for a total amount of $70,000, including the convertible note issued in May 2011, are subject to default interest. The Company has accrued a total default interest of $35,000 as of March 31, 2011. The Company is currently in negotiations with the note holder to settle these notes by either cash, equity or some combination thereof.

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

On February 17, 2012, the Company issued 983,607 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total of $10,000.

Convertible promissory note consisted of the following:

	March 31, 2012	December 31, 2011
Secured convertible promissory note	$60,000	$77,500

Less: debt discount	(-)	(39,585)

Secured convertible promissory note – net	$60,000	$37,915

As of March 31, 2012 and 2011, amortization of debt discount amounted to $2,038 and $18,478, respectively, and is included in interest expense.

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
March 31, 2012

NOTE 6 – DERIVATIVE LIABILITY (continued)

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

In connection with the issuance of the 8% convertible promissory note, the Company has determined that the terms of the convertible notes issued in September 2010, December 2010 and May 2011 includes a provision whereby the conversion price equals 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. Accordingly, the convertible instrument is accounted for as a derivative liability as of March 31, 2012 (after 180 days from the date of issuance) and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $61,732 as of March 31, 2012. The loss resulting from the increase in fair value of this convertible instrument was $156 for the three months ended March 31, 2012. Additionally, during the three months ended March 31, 2012, the Company has reclassified $10,288 of derivative liability to additional paid in capital related to the partial conversion of the convertible promissory note issued in September 2010.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2012

Expected volatility	195% - 245%
Expected term	3 months
Risk-free interest rate	0.0 2% - 0.09%
Expected dividend yield	0%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at March 31, 2012 and December 31, 2011 was $53,133 and $52,347, respectively. As of March 31, 2012 and December 31, 2011, this note was reflected as due to related party.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2012 and December 31, 2011, the Company had a payable to the Chief Executive Officer of the Company amounting to $97,824. and $97,824, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2012 and December 31, 2011, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,869 and $8,869, respectively. These advances are short-term in nature and non-interest bearing.

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $19,123 and $14,893 as of March 31, 2012 and December 31, 2011, respectively and is included in due to related parties in the Company’s balance sheet.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of March 31, 2012 and December 31, 2011 totaling to $825,059 and $785,267, respectively and has been included in accrued expenses.

In March 2011, DVSS issued 500,000 shares of its common stock to the Company’s CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock and was recorded as stock based compensation during the three months ended March 31, 2011.

During the quarter ended March 31, 2012, approximately $36,000 was reclassified from Due to Related Parties to Notes Payable.  This amount is due to Regal Capital, due to a change in the ownership of this entity, it is no longer a related party.

NOTE 8 - ACCRUED PAYROLL TAXES

As of March 31, 2012, the Company recorded a liability related to unpaid payroll taxes including interest and penalties for the year ended December 31, 2007 to September 30, 2011 for $182,681. Such amount has been included in accrued payroll taxes in the accompanying consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of March 31, 2012 through the filing of this report and has determined that all material subsequent events have been disclosed.

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

Going Concern Considerations

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2012 and December 31, 2011, the Company had an accumulated deficit of approximately $14.5 million and $14.4 million respectively, and a working capital deficiency of $2,219,333 and $2,094,123 respectively. Additionally, for the quarter ended March 31, 2012 and for the quarter ended March 31, 2011, the Company incurred net losses of $136,710 and $522,088 and had negative cash flows from operations in the amount of $32,938 and $117,856 respectively. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

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

Recent accounting pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12) , which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011 and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. Management believes the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements, as it only requires a change in the format of presentation.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

 Results of Operations

 Three months ended March 31, 2012 Compared to the Three months ended March 31, 2011

Net Sales

Overall, our net sales for the three months ended March 31, 2012 decreased approximately 64% from the comparable period in 2011.  The following table provides comparative data regarding the source of our net sales in each of these periods:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	$	% of Total	$	% of Total
Video conferencing services	5,283	22%	9,666	14%
Security services	18,954	78%	57,397	86%
Total	24,237	100%	67,063	100%

Net sales of our videoconference services for the three months ended March 31, 2012 decreased approximately 45% as compared to the three months ended March 31, 2011. Videoconference product revenue decreased due to a decrease in maintenance, service and video conference room and equipment rental income during the three months ended March 31, 2012. Videoconference product revenue fell during the three months ended March 31, 2012 because we have focused our efforts on our security service operations.

Net sales of security services for the three months ended March 31, 2012 decreased by approximately 67% as compared to the same periods in 2011. During the three months ended March 31, 2012, one customer accounted for approximately78% of our total revenues which accounted for revenues of approximately $19,000 of our consolidated revenues during the three months ended March 31, 2012.  During the three months ended March 31, 2011, one customer accounted for approximately $57,000, representing approximately 86% of our consolidated revenues during the three months ended March 31, 2011.

Additionally, we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the three months ended March 31, 2012, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of revenues increased approximately 58% for the three months ended March 31, 2012 from the comparable period in 2011.  The following table provides information on the cost of sales as a percentage of net sales for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
Cost of Sales as a Percentage of Net Sales	2012	2011
Video conferencing services	60%	11%
Security services	129%	45%

During the three months ended March 31, 2012, our cost of sales for our videoconferencing division as a percentage of net sales increased as compared to the three months ended March 31, 2011. Our cost of sales as a percentage of net sales for our videoconferencing division increased due to the decrease in revenues as compared to the three months ended March 31, 2011.

During the three months ended March 31, 2012, our cost of sales for our security division as a percentage of net sales increased as compared to the three months ended March 31, 2011. The increase is primarily attributable to decreased revenues as compared to the three months ended March 31, 2011 as well as incentives provided to customers which we provided to generate future purchases from existing customers.

                Total operating expenses for the three months ended March 31, 2012 were $133,173, a decrease of $555,157, or approximately 81%, from total operating expenses for the comparable three months ended March 31, 2011 of $688,330. This decrease is primarily attributable to:

    ●       Bad debt expense decrease by $29,675 or 100% during the three months ended March 31, 2012. Such decrease is due to the decrease in write-off of our accounts receivable as a result of the decrease in our revenues during the three months ended March 31, 2012;

    ●       Compensation, related taxes and stock-based compensation consists of personnel cost and the fair value of common shares issued for services to employees. A decrease of $485,184 or 81% in compensation expense during the three months ended March 31, 2012 which is primarily a decrease in staff resulting from a downturn in our business operations and the intentional scaling down of expenses directly correlated to the decrease in business;

    ●       an decrease of $40,298 or  45% during the three months ended March 31, 2012, respectively, as compared to same periods in fiscal 2011 in other selling, general and administrative expenses which again is directly related to our decrease in business and the intentional cut back in expenditures.

We presently anticipate that operating expenses for fiscal 2012 will increase as a result of anticipated increased operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $136,626 for the three months ended March 31, 2012, as compared to a loss from operations of $659,072 for the three months ended March 31, 2011. A decrease of $522,446 or 79% for the three months ended March 31, 2012.

Other Income (Expenses)

Total other (expense) income was ($9,147) for the three months ended March 31, 2012, as compared to other (expense) income of $(18,749) for the three months ended March 31, 2011. A decrease of other expense of $9,602 or 51% for the three months ended March 31, 2012, is primarily attributable to:

    ●       an increase to $4,981 from $0 of other income for the three months ended March 31, 2012 and 2011, respectively was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

    ●       an decrease of $15,913 in interest expense for the three months ended March 31, 2012, as compared to the same period in 2011. The decrease is primarily attributable to amortization of debt issuance cost and debt discount in connection with the convertible promissory notes that were expensed in fiscal 2011.

    ●       change in fair value of derivative liabilities consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, to our consolidated financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $156 during the three months ended March 31, 2012. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

Net loss

We reported a net loss of $145,773 for the three months ended March 31, 2012, as compared to a net loss of $677,821 for the three months ended March 31, 2011. We reported net loss attributable to non-controlling interest and DirectView Holdings, Inc. of $136,710 during the three months ended March 31, 2012. We reported net loss attributable to non-controlling interest and DirectView Holdings, Inc. of $522,088 during the three months ended March 31, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2012, we had a cash balance of $233. Our working capital deficit is $2,219,333 at March 31, 2012.

We reported a net decrease in cash for the three months ended March 31, 2012 of $7,015. While we currently have no material commitments for capital expenditures, at March 31, 2012 we owed approximately $178,000 under various notes payable.  We do not presently have any external sources of working capital.

At March 31, 2012 we owed Mr. and Mrs. Michele Ralston, executive officers and directors of our company $111,494 for amounts they have advanced to us for working capital.  Of this amount, $3,291 and $8,869 which is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $53,133 and a $47,000 note payable maturing in June 2010 plus accrued interest of $15,702  is owed to Mr. Ralston which bears interest at 12%, and the remaining $60,272, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010. In March 2011, the Company and Mrs. Michele Ralston agreed to change the term of this promissory note into a demand note.

Accrued liabilities were $1,197,318 as of March 31, 2012 consist of the following:

●        Accrued salaries to our officers and certain employees amounting to $817,113
●        Accrued commissions to certain employees amounting to $60,589
●        Accrued payroll taxes including interest and penalties of $147,583
●        Sales tax payable of $18,314
●        Lease abandonment charges of $161,669
●        Accrued interest of $100,136
●        Accrued payroll liabiltities of $24,388
●        Other accrued expenses of $15,109

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $145,773 and net loss attributable to DirectView Holdings Inc. of $136,710 during the three months ended March 31, 2012.  At March 31, 2012 we had a working capital deficit of $2,219,333. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable during the remainder of fiscal 2012.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the three months ended March 31, 2012 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2012 amounted to $32,938 and was primarily attributable to our net loss attributable to DirectView Holdings, Inc. of $136,710, offset by depreciation of $75, debt discount of $2,038, bad debt expense (gain) of ($29,376), total changes in assets and liabilities of $139,942 and offset by change in fair value of derivative liability of $156 and non-controlling interest of $9,063.  Net cash flows used in operating activities for the three months ended March 31, 2011 amounted to $117,856 and was primarily attributable to our net losses of $522,088, offset by depreciation of $75, stock based expenses of $475,000, lease abandonment charges of $3,598, amortization of debt issuance cost and debt discount of $20,311 and add back total changes in assets and liabilities of $72,919.

Financing activities

Net cash flows provided by financing activities was $25,923 for the three months ended March 31, 2012. We had a bank overdraft of $782, and related party advances of $25,141. Net cash flows provided by financing activities was $116,142 for the three months ended March 31, 2011. We received net proceeds from sale of stock of $32,195 and from the sale of subsidiary stock of  $62,424 as well as related party advances of $21,523.

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

The following tables summarize our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$178,337	178,337	—	—	—
Short term loans- related party	250,138	250,138	—	—	—
Operating Leases	142,746	142,746	—	—	—
Total Contractual Obligations:	$571,221	571,221	—	—	—

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2011, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

DIRECTVIEW HOLDINGS, INC.

Date: May 21, 2012	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: May 21, 2012	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer