Form 10-Q
period 2012-06-30
DIRECTVIEW HOLDINGS INC
filed 2012-09-12
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  150,119,278 shares of common stock are issued and outstanding as of September 11, 2012.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2012

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Delaware corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

•	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

•	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of June 30, 2012) and a company organized under the laws of the state of Florida.

•	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

•	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

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

ITEM 1.  FINANCIAL STATEMENTS

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$157,164	$7,248
Accounts Receivable - Net	43,402	41,144
Other Current Assets	9,302	20,231
Total Current Assets	209,868	68,623

PROPERTY AND EQUIPMENT - Net	303	453
OTHER ASSETS	100	300

Total Assets	$210,271	$69,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, Net of Debt Discounts	$48,250	$67,962
Short Term Advances	213,821	-
Notes Payable	201,763	82,000
Accounts Payable	424,313	421,790
Accrued Expenses	746,410	1,257,764
Deferred Revenue	-	32
Due to Related Parties	896,753	261,334
Derivative Liability	29,277	71,864
Total Current Liabilities	2,560,587	2,162,746

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)		-
Common Stock ($0.0001 Par Value; 500,000,000 Shares Authorized;
135,304,099 and 76,102,582 shares issued and outstanding at June 30, 2012
and December 31, 2011, respectively)	13,530	7,610
Additional Paid-in Capital	12,802,543	12,309,694
Accumulated Deficit	(15,195,503)	(14,445,669)

Total DirectView Holdings, Inc. Stockholders' Deficit	(2,379,430)	(2,128,365)

Non-Controlling Interest in Subsidiary	29,114	34,995

Total Stockholders' Deficit	(2,350,316)	(2,093,370)

Total Liabilities and Stockholders' Deficit	$210,271	$69,376

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months Ended June 30,		For the six months Ended June 30,
	2012	2011	2012	2011

NET SALES	$24,541	$54,762	$48,778	$121,825

COST OF SALES	9,088	33,429	36,778	71,234

GROSS PROFIT	15,453	21,333	12,000	50,591

OPERATING EXPENSES:
Depreciation	75	75	150	150
Bad Debt Expenses	29,675	7,987	-	7,987
Compensation, Related Taxes and Stock-based Compensation	510,365	125,065	624,624	724,508
Other Selling, General and Administrative	73,853	119,455	122,367	208,267

Total Operating Expenses	613,968	252,582	747,141	940,912

LOSS FROM OPERATIONS	(598,515)	(231,249)	(735,141)	(890,321)

OTHER INCOME (EXPENSES):
Other Income	16,335	5,313	21,316	5,313
Derivative Liability Expense	-	(28,613)	-	(28,613)
Change in Fair Value of Derivative Liabilities	5,407	(2,374)	5,251	9,564
Other Expense	(4,049)	881	(4,049)	79
Interest Income	-	-	-	215
Interest Expense	(29,116)	(47,299)	(43,088)	(77,399)

Total Other (Expense) Income	(11,423)	(72,092)	(20,570)	(90,841)

NET LOSS	(609,938)	(303,341)	(755,711)	(981,162)

Less: Net Loss (Gain) Attributable to Non-Controlling Interest	(3,182)	14,595	5,881	170,328

Net Loss Attributable to DirectView Holdings, Inc.	$(613,120)	$(288,746)	$(749,830)	$(810,834)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$-	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	95,161,692	74,437,198	85,864,528	73,378,912

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

-

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(755,711)	$(981,162)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	150	150
Fair value of subsidiary's common stock issued for services	-	475,000
Derivative liability expense	-	28,613
Common stock issued for compensation	400,000	-
Change in fair value of derivative liability	(5,251)	(9,564)
Amortization of debt issuance costs	-	3,992
Amortization of debt discount	2,038	39,599
Lease abandonment charges	-	7,257
Bad debt expenses	(2,258)	7,987
(Increase) Decrease in:
Accounts receivable	-	35,881
Other current assets	10,929	(14,997)
Other assets	200	-
Increase (Decrease) in:
Accounts payable	2,518	(22,447)
Accrued expenses	255,009	121,933
Customer deposits	-	5,250
Deferred revenue	(32)	(243)

Net Cash Flows Used in Operating Activities	(92,408)	(302,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	423
Net proceeds from note payable	83,763	30,000
Net proceeds from sale of subsidiary's common stock	-	130,999
Net proceeds from sale of common stock	18,934	73,393
Net proceeds from short term advances	213,821	-
Due to related parties	(74,194)	60,648

Net Cash Flows Provided by Financing Activities	242,324	295,463

Net Increase (Decrease) in Cash	149,916	(7,288)

Cash - Beginning of Period	7,248	7,288

Cash - End of Period	$157,164	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$37,335	$21,537
Issuance of common stock in connection with conversion of
promissory note	$29,250	$25,000
Conversion of related party advance to related party note payable	$745,613	$-
Beneficial conversion on convertible notes payable	$-	$23,534

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company’s,  three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of  approximately 58% (42% is owned by non-controlling interests whereby 23% is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of June 30, 2012, and 100% prior to January 2011.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2012, and the results of operations and cash flows for the six months ending June 30, 2012 have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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
June 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, that losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2012, the Company recorded a non-controlling interest of $29,114 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the six months ended June 30, 2012 and for the year ended December 31, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
June 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to June 30, 2012:

Conversion feature derivative liability
Balance at January 1, 2012	$71,864
Recognition of derivative liability	-
Conversion of derivative liability to equity	(37,335)
Change in fair value included in earnings	(5,252)
Balance at June 30, 2012	$29,277

Total derivative liability at June 30, 2012 amounted to $29,277.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2012 and December 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  During the quarter ended June 30, 2012 management adjusted the allowance account related to a first quarter adjustment to bad debt expense which reflects a bad debt expense of $29,675 for the period ended June 30, 2012.  At June 30, 2012 and December 31, 2011, management determined that an allowance is necessary which amounted to $94,262 and $147,263, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses for the six months ended June 30, 2012 and 2011 were deemed to be not material.

Shipping Costs

Shipping costs are included in other selling, general and administrative expenses and were deemed to be not material for the six months ended June 30, 2012 and 2011, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2012 and 2011.

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
June 30, 2012

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

During the six months ended June 30, 2012, one customer accounted for 54% of the Company’s revenues. During the six months ended June 30, 2011, one customer accounted for 67% of revenues.

As of June 30, 2012, two customers accounted for 72% of total accounts receivable. As of December 31, 2011, one customer accounted for 27% of total accounts receivable.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At June 30, 2012, the Company has 8,793,093 shares equivalent issuable pursuant to embedded conversion features. As of June 30, 2011, the Company had 2,658,046 shares equivalently issuable pursuant to embedded conversion features.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2012, the Company had an accumulated deficit of approximately $15.2 million, and a working capital deficiency of $2,350,719. Additionally, for the six months ended June 30, 2012, the Company incurred net losses of $755,711 and had negative cash flows from operations in the amount of $92,408. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.    Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2012	December 31, 2011
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,468)	(2,318)
		$303	$453

For the six months ended June 30, 2012 and 2011, depreciation expense amounted to $150 and $150, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 4 – NOTES PAYABLE

During fiscal 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share ($0.05 per share post-dividend). During fiscal 2008, the Company issued 139,562 shares (1,396,562 shares post-dividend) in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share ($0.05 per share post-dividend). The balance of the senior secured promissory note amounted to $17,000 as of June 30, 2012 and December 31, 2011. In October 2009, the Company and the note holder agreed to extend the maturity date from April 2009 to April 2010.  The maturity date of this note was subsequently extended to April 2011. The Company is currently in negotiations with the note holder to extend the maturity date.

During fiscal 2009, the Company classified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010. The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock at a rate of $0.05 per share ($0.005 per share post-dividend). The note payable bears 6% interest per annum and matured in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011. The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.  The balance of these unsecured notes payable is $45,000 as of June 30, 2012 and December 31, 2011.

During the quarter ended March 31, 2012, the Company entered into a demand note with Regal Capital (formerly a related party) for $36,337.  Such amount was reclassified out of historical related party borrowings.  During the quarter ended June 30, 2012, the Company issued note payable to Regal Capital in the amount of $83,763.

As of June 30, 2012 and December 31, 2011, notes payable - amounted to $201,763 and $82,000, respectively.

Accrued interest on the notes payable amounted to approximately $102,231 and $22,000 as of June 30, 2012 and December 31, 2011, respectively and is included in accrued expenses.

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

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $79,655 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that these convertible notes are considered a derivative as of June 30, 2012.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

As of June 30, 2012 and December 31, 2011, accrued interest including default interest amounted to $387 and $69,462, respectively. In June 2011, the Company accrued the default interest rate which is 150% of the outstanding principal and accrued interest based on the default provision until such time the September 2010 note is extended or settled.

On October 10, 2011, the Company received a letter from legal counsel of a certain note holder which states that the Company was in default under series of 8% convertible promissory notes issued in September 2010 and December 2010 that matured in June 2011 and September 2011, respectively. The letter also indicated that due to the cross default provision contained in the note agreements, all of the notes for a total amount of $70,000, including the convertible note issued in May 2011, are subject to default interest. The Company has accrued a total default interest of $35,000 as of March 31, 2011. The Company is currently in negotiations with the note holder to settle these notes by either, cash, equity or some combination thereof.

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

On June 1, 2012 convertible promissory notes of $60,000 were reassigned to include the note balance and accrued interest amounting to $80,750.

On June 29, 2012, the Company issued 1,551,735 shares in connection with the conversion of the convertible promissory note issued in May 2011 for a total of $32,500.

Convertible promissory note consisted of the following:

	June 30, 2012	December 31, 2011
Secured convertible promissory note and accrued interest	$48,250	$77,500

Less: debt discount	(-)	(9,538)

Secured convertible promissory note – net	$48,250	$67,962

During the six months ended June 30, 2012 and 2011, amortization of debt discount amounted to $2,038 and $39,599, respectively, and is included in interest expense.

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging –Contracts in an Entity’s

Own Stock. The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down-round" provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

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

In connection with the issuance of the 8% convertible promissory note, the Company has determined that the terms of the convertible notes issued in September 2010, December 2010 and May 2011 includes a provision whereby the conversion price equals 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. Accordingly, the convertible instrument is accounted for as a derivative liability as of June 30, 2012 (after 180 days from the date of issuance) and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $29,277 as of June 30, 2012. The gain resulting from the decrease in fair value of this convertible instrument was $5,251 for the six months ended June 30, 2012. Additionally, during the six months ended June 30, 2012, the Company has reclassified $37,335 of derivative liability to additional paid in capital related to the partial conversion of the convertible promissory note issued in May 2011.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2012

Expected volatility	135% - 245%
Expected term	3 months
Risk-free interest rate	0.0 2% - 0.09%
Expected dividend yield	0%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at June 30, 2012 and December 31, 2011 was $53,530 and $52,347, respectively. As of June 30, 2012 and December 31, 2011, this note was reflected as due to related party.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At June 30, 2012 and December 31, 2011, the Company had a payable to the Chief Executive Officer of the Company amounting to $3,292 and $97,824, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At June 30, 2012 and December 31, 2011, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,869 and $8,869, respectively. These advances are short-term in nature and non-interest bearing.

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
June 30, 2012

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $22,318 and $14,893 as of June 30, 2012 and December 31, 2011, respectively and is included in due to related parties in the Company’s balance sheet.

During the quarter ended June 30, 2012, the Company issued notes payable to the CEO and CFO amounting to $745,613 related to accrued salaries.  The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of December 31, 2011 totaling $785,267 and was included in accrued expenses.

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

NOTE 8 - ACCRUED PAYROLL TAXES

As of June 30, 2012, the Company recorded a liability related for unpaid payroll taxes of $222,664.  This amount includes interest and penalties related to the years ended December 31, 2007 through September 30, 2011.  Such amount has been included in accrued expenses on the accompanying consolidated financial statements.

NOTE 9 – SHORT TERM ADVANCES

During the quarter ended June 30, 2012, the Company received $213,821 in short term advances from unrelated parties.  Such advances are non-interest bearing and payable on demand.

NOTE 10 – STOCKHOLDERS’ DEFICIT

During the quarter ended June 30, 2012, the Company sold 36,666,175 shares of its common stock for proceeds of $18,934.

During the quarter ended June 30, 2012 the Company issued 20,000,000 to its Chief Executive Officer for compensation.  The shares were valued at $.02 per share or $400,000 in aggregate its current fair value.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of June 30, 2012 through the filing of this report and has determined that all material subsequent events have been disclosed.

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

Our net sales are not sufficient to fund our operating expenses.  We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company.  These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to market our company in an effort to increase our sales.  We are always looking for opportunities with new dealers, and plan to evaluate the market for our products throughout 2012 to determine whether we should hire additional employees in our sales force. We seek to establish brand identity for our company, communicate our brand and its values to investors and customers, build a relationship and reinforce existing relationships and further trigger recognition through telemarketing and hiring additional sales people to our sales staff. We believe that these strategies will provide an avenue for us to increase consumer usage of our technology, increase demand for our products and generate revenues. No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

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

Going Concern Considerations

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2012 and December 31, 2011, the Company had an accumulated deficit of approximately $15.2 million and $14.4 million respectively, and a working capital deficiency of $2,350,719 and $2,094,123 respectively.  Additionally, for the six months ended June 30, 2012 and 2011, the Company incurred net losses of $755,711 and $981,162 and had negative cash flows from operations in the amount of $92,408 and $302,751 respectively. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

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

Results of Operations

Three and Six months ended June 30, 2012 Compared to the Three and Six months ended June 30, 2011

Net Sales

Overall, our net sales for the three and six months ended June 30, 2012 decreased approximately 55% and 60%, respectively, from the comparable period in 2011.  The following table provides comparative data regarding the source of net sales in each of these periods:
	Three months ended June 30, 2012		Three months ended June 30, 2011
	$	% of Total	$	% of Total
Video conferencing services	3,855	16%	5,177	9%
Security services	20,686	84%	49,585	91%
Total	24,541	100%	54,762	100%

	Six months ended June 30, 2012		Six months ended June 30, 2011
	$	% of Total	$	% of Total
Video conferencing services	9,138	19%	14,843	12%
Security services	39,640	81%	106,982	88%
Total	48,778	100%	121,825	100%

Net sales of our videoconference services for the three and six months ended June 30, 2012 decreased approximately 26% and 38%, respectively, as compared to the three and six months ended June 30, 2011. Videoconference product revenue decreased due to a decrease in maintenance, service and video conference room and equipment rental income during the three and six months ended June 30, 2012. Videoconference product revenue fell during the six months ended June 30, 2012 because we have focused our efforts on our security service operations.

Net sales of security services for the three and six months ended June 30, 2012 decreased by approximately 58% and 63%, respectively as compared to the same periods in 2011. During the three months ended June 30, 2012, one customer accounted for approximately 50% of our total revenues which accounted for revenues of approximately $12,210 of our consolidated revenues during the three months ended June 30, 2012. During the six months ended June 30, 2012, two customers accounted for approximately 64% of our total revenues which accounted for revenues of approximately $31,000 of our consolidated revenues during the six months ended June 30, 2012.  During the three months ended June 30, 2011, one customer accounted for approximately 46% of our total revenues which accounted for revenues of approximately $25,000 of our consolidated revenues. During the six months ended June 30, 2011, one customer accounted for approximately 67% of our total revenues which accounted for revenues of approximately $82,000 of our consolidated revenues.

Additionally, we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the three and six months ended June 30, 2012, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of net sales increased approximately 17% for the six months ended June 30, 2012 from the comparable period in 2011.  The following table provides information on the cost of sales as a percentage of net sales for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
Cost of Sales as a Percentage of Net Sales	2012	2011
Video conferencing services	57%	9%
Security services	80%	49%

During the six months ended June 30, 2012, our cost of sales for our videoconferencing division as a percentage of net sales increased as compared to the six months ended June 30, 2011. Our cost of sales as a percentage of net sales for our videoconferencing division increased due to the decrease in revenues as compared to the six months ended June 30, 2011.

During the six months ended June 30, 2012, our cost of sales for our security division as a percentage of net sales increased as compared to the six months ended June 30, 2011. The increase is primarily attributable to decreased revenues versus fixed costs as compared to the six months ended June 30, 2011 as well as incentives provided to customers which we provided to generate future purchases from existing customers.

Total operating expenses for the three months ended June 30, 2012 were $613,968, an increase of $361,386, or approximately 143%, from total operating expenses for the comparable three months ended June 30, 2011 of $252,582. Total operating expenses for the six months ended June 30, 2012 were $747,141, a decrease of $193,771, or approximately 21%, from total operating expenses for the comparable six months ended June 30, 2011 of $940,912. This decrease is primarily attributable to:

    ●       Bad debt expense increased by $21,688 or 272% during the three months ended June 30, 2012. The increase is due to a reversal of a first quarter journal entry reducing the allowance for doubtful accounts.  Bad debt expense decreased by $7,987 or 100% during the six months ended June 30, 2012.  The decrease is due to reduced sales.

    ●       Compensation, related taxes and stock-based compensation consists of personnel cost and the fair value of common shares issued for services to employees. An increase of $385,300 or 308% in compensation expense during the three months ended June 30, 2012 which is primarily due to shares issued to our Chief Executive Officer with a fair value of $400,000.  A decrease of $99,884 or 14% in compensation expense during the six months ended June 30, 2012 which is primarily attributable to the issuance of DVSS shares to our CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock during the six months ended June 30, 2011 offset by the $400,000 compensation charge discussed previously.

    ●       Other selling, general and administrative expenses had a decrease of $45,602 or 38% during the three months ended June 30, 2012, as compared to same period in fiscal 2011 which is directly related to our decrease in business and the intentional cut back in expenditures.  A decrease of $85,900 or 41% during the six months ended June 30, 2012 as compared to same period in fiscal 2011 is directly related to our decrease in business and the intentional cut back in expenditures.

We presently anticipate that operating expenses for fiscal 2012 will increase as a result of anticipated increased operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $598,515 and $735,141 for the three and six months ended June 30, 2012, respectively, as compared to a loss from operations of $231,249 and $890,321 for the three and six months ended June 30, 2011, respectively. An increase (decrease) of $367,266 or 159% and $(155,180) or (17)% for the three and six months ended June 30, 2012, respectively.

Other Income (Expenses)

Total other (expense) income was ($11,423) and ($20,570) for the three and six months ended June 30, 2012, respectively, as compared to other (expense) income of ($72,092) and ($90,841) for the three and six months ended June 30, 2011, respectively. A decrease of other expense of $60,669 or 84% and $70,271 or 77% for the three and six months ended June 30, 2012, respectively is primarily attributable to:

●           an increase to $16,355 from $5,313 of other income for the three months ended June 30, 2012 and 2011, respectively, and  $21,316 and $5,313 of other income for the six months ended June 30, 2012 and 2011, respectively, was attributable to an increase in debt forgiveness;

●           a decrease of $28,613 in derivative liability expense for the three and six months ended June 30, 2012, respectively, as compared to $0 for the same periods in 2011. The reduction is attributable to derivative liability expense related to convertible notes payable.

●           a decrease of $18,183 and $34,311 in interest expense for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decrease is primarily attributable to amortization of debt issuance cost and debt discount in connection with the convertible promissory notes during the same periods in fiscal 2011.

●           change in fair value of derivative liabilities consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, to our consolidated financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $7,781 an increase of $4,313 during the three and six months ended June 30, 2012 as compared to three and six months ended June 30, 2011. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

Net loss

We reported a net loss of $609,938 and $755,711 for the three and six months ended June 30, 2012, respectively, as compared to a net loss of $303,341 and $981,162 for the three and six months ended June 30, 2011, respectively. We reported a net gain attributable to non-controlling interest of $3,182 and net loss of $5,881 during the three and six months ended June 30, 2012. We reported a net loss attributable to non-controlling interest of $14,595 and $170,328 during the three and six months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2012, we had a cash balance of $157,164. Our working capital deficit is $2,350,719 at June 30, 2012.

We reported a net increase in cash for the six months ended June 30, 2012 of $149,916. While we currently have no material commitments for capital expenditures, at June 30, 2012 we owed approximately $947,000 under various notes payable.  We do not presently have any external sources of working capital.

At June 30, 2012 the Company owed Mr. and Mrs. Ralston, executive officers and directors of the Company $146,959 for amounts they have advanced to us for working capital.  Of this amount, $30,757 and $8,869 which is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing. Due on demand notes payable aggregating $27,614 note payable maturing in June 2010 plus accrued interest of $17,632 is owed to Mr. Ralston which bears interest at 12%, and the remaining $62,087, which includes accrued interest is due Mrs. Michele Ralston under a note bearing interest at 3% per annum and due in July 2010. In March 2011, the Company and Mrs. Michele Ralston agreed to change the term of this promissory note into a demand note.

Accrued liabilities were $746,410 as of June 30, 2012 consist of the following:

●        Accrued salaries for certain employees amounting to $162,435
●        Accrued commissions for certain employees amounting to $60,590
●        Sales tax payable of $18,620
●        Lease abandonment charges of $164,374
●        Accrued interest of $102,618
●        Accrued payroll liabilities and taxes of $222,664
●        Other accrued expenses of $15,109

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $755,711 and net loss attributable to DirectView Holdings Inc. of $749,830 during the six months ended June 30, 2012.  At June 30, 2012 we had a working capital deficit of $2,350,719. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable during the remainder of fiscal 2012.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the six months ended June 30, 2012 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2012 amounted to $92,408 and was primarily attributable to our net loss attributable to DirectView Holdings, Inc. of $755,711, offset by depreciation of $150, bad debt expense (gain) of ($2,258), total changes in assets and liabilities of $247,874 and offset by change in fair value of derivative liability of $5,251.  Net cash flows used in operating activities for the six months ended June 30, 2011 amounted to $302,751 and was primarily attributable to our net loss attributable to DirectView Holdings, Inc. of $981,162, offset by depreciation of $150, derivative liability expense of $28,613, stock based expenses of $475,000, lease abandonment charges of $7,257,  amortization of debt issuance cost and debt discount of $43,591, total changes in assets and liabilities of $125,377 and offset by change in fair value of derivative liability of $9,564.

Financing activities

Net cash flows provided by financing activities was $242,324 for the six months ended June 30, 2012. We had repayments of related party advances of $74,194 offset by proceeds from notes payable of $83,763 and advances of $213,821.  Additionally, we had proceeds from the sale of common stock of $18,934. Net cash flows provided by financing activities was $295,463 for the six months ended June 30, 2011. We received net proceeds from sale of stock of $73,393 and from the sale of subsidiary stock of $130,999, net proceeds from notes payable of $30,000, as well as related party advances of $60,648.

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

The following tables summarize our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$463,834	463,834	—	—	—
Short term loans- related party	896,753	896,753	—	—	—
Operating Leases	164,375	164,375	—	—	—
Total Contractual Obligations:	$1,524,962	1,524,962	—	—	—

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2012.

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

DIRECTVIEW HOLDINGS, INC.

Date: September 11, 2012	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: September 11, 2012	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer