Form 10-Q
period 2012-09-30
DIRECTVIEW HOLDINGS INC
filed 2012-11-21
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  000-53741

DIRECTVIEW HOLDINGS, INC.
 (Name of Registrant as specified in its charter)

Nevada	20-5874633
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  164,359,134 shares of common stock are issued and outstanding as of November 19, 2012.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2012

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Nevada corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

●	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of September 30, 2012) and a company organized under the laws of the state of Florida.

●	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

EXPLANATORY NOTE

The Company was not able to meet a filing deadline due to Hurricane Sandy and its aftermath.  The Company is relying on the order under section 17A and section 36 of the Securities Exchange Act of 1934 granting exemptions from specified provisions of the Exchange Act and certain rules there under.

The Company was unable to meet the deadlines as a result of Hurricane Sandy.  The Chief Executive Officer of the Company was delayed in New York City due to the hurricane and the Company’s auditors located in New York City and were unable to work due to the hurricane.  Both the Company’s office and the auditors’ office were closed which rendered the Company unable to meet the filing deadline.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$521	$7,248
Accounts Receivable - Net	89,133	41,144
Other Current Assets	5,454	20,231

Total Current Assets	95,108	68,623

PROPERTY AND EQUIPMENT - Net	228	453
OTHER ASSETS	100	300

Total Assets	$95,436	$69,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, Net of Debt Discounts	$51,750	$67,962
Short Term Advances	56,440	-
Notes Payable	198,792	82,000
Accounts Payable	370,263	421,790
Accrued Expenses	873,974	1,257,764
Deferred Revenue	-	32
Due to Related Parties	849,814	261,334
Derivative Liability	31,352	71,864
Total Current Liabilities	2,432,385	2,162,746

Total Liabilities	2,432,385	2,162,746

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 500,000,000 Shares Authorized;
164,359,134 and 76,102,582 shares issued and outstanding at September 30, 2012
and December 31, 2011, respectively)	16,436	7,610
Additional Paid-in Capital	12,958,422	12,309,694
Accumulated Deficit	(15,339,633)	(14,445,669)

Total DirectView Holdings, Inc. Stockholders' Deficit	(2,364,775)	(2,128,365)

Non-Controlling Interest in Subsidiary	27,826	34,995

Total Stockholders' Deficit	(2,336,949)	(2,093,370)

Total Liabilities and Stockholders' Deficit	$95,436	$69,376

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months Ended September 30,		For the nine months Ended September 30,
	2012	2011	2012	2011

NET SALES	$46,455	$41,355	$95,233	$163,180

COST OF SALES	24,951	29,851	61,729	101,085
			2
GROSS PROFIT	21,504	11,504	33,504	62,095

OPERATING EXPENSES:
Marketing and Public Relations	7,283	-	7,283	-
Depreciation	75	75	225	225
Bad Debt Expenses	-	-	-	7,987
Compensation, Related Taxes and Stock-based Compensation	144,222	108,505	768,846	833,013
Other Selling, General and Administrative	9,321	64,501	131,688	272,768

Total Operating Expenses	160,901	173,081	908,042	1,113,993

LOSS FROM OPERATIONS	(139,397)	(161,577)	(874,538)	(1,051,898)

OTHER INCOME (EXPENSES):
Other Income	-	5,118	21,316	10,431
Derivative Liability Expense	-	-	-	(28,613)
Change in fair value of derivative liabilities	23,782	223	29,033	9,787
Other Expense	4,049	475	-	554
Interest Income	-	(215)	-	-
Interest Expense	(33,853)	(35,007)	(76,941)	(112,406)

Total Other (Expense) Income	(6,022)	(29,406)	(26,592)	(120,247)

NET LOSS	(145,419)	(190,983)	(901,130)	(1,172,145)

Less: Net (Gain) Loss Attributable to Non-Controlling Interest	1,288	5,717	7,169	176,045

Net Loss Attributable to DirectView Holdings, Inc.	$(144,131)	$(185,266)	$(893,961)	$(996,100)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$-	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	162,908,585	75,930,909	111,632,588	74,229,940

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(901,130)	$(1,172,145)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	225	225
Fair value of subsidiary's common stock issued for services	437,125	475,000
Derivative liability expense	-	28,613
Change in fair value of derivative liability	(29,033)	(9,787)
Amortization of debt issuance costs	-	5,027
Amortization of debt discount	17,064	52,557
Lease abandonment charges	-	11,070
Bad debt expenses	(2,258)	7,987
(Increase) Decrease in:
Accounts receivable	(45,731)	17,349
Other current assets	17,777	(8,410)
Other assets	200	-
Increase (Decrease) in:
Accounts payable	(51,527)	(18,867)
Accrued expenses	343,184	201,083
Deferred revenue	(32)	(365)

Net Cash Flows Used in Operating Activities	(214,136)	(410,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	514
Proceeds from note payable	15,000	30,000
Repayments of note payable	(36,000)	-
Net proceeds from sale of subsidiary's common stock	-	192,665
Net proceeds from sale of common stock	127,675	98,373
Net proceeds from loans payable	48,738	-
Due to related parties	51,996	81,823

Net Cash Flows Provided by Financing Activities	207,409	403,375

Net Decrease in Cash	(6,727)	(7,288)

Cash - Beginning of Period	7,248	7,288

Cash - End of Period	$521	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$77,226	$37,143
Issuance of common stock in connection with conversion of
promissory note	$29,250	$40,000
Conversion of related party advance to related party note payable	$745,613	$-
Beneficial conversion on convertible notes payable	$15,026	$23,534

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DirectView Holdings, Inc., (the “Company”), was incorporated in the State of Delaware on October 2, 2006. On October 9, 2006, the Company entered into a Subsidiary Stock Purchase Agreement with GS Carbon Trading Inc. (“GS”) formerly DirectView, Inc., a publicly held company.  GS sold its subsidiaries to the Company in return for the assumption by the Company of a portion of GS’ liabilities and all trade credit and other liabilities incidental to these subsidiaries' operations.  On July 6, 2012 the Company changed its domicile from Delaware and incorporated in the state of Nevada.

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company’s,  three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of  approximately 58% (42% is owned by non-controlling interests whereby 23% is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of September 30, 2012, and 100% prior to January 2011.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2012, and the results of operations and cash flows for the nine months ending September 30, 2012 have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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
September 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, that losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2012, the Company recorded a non-controlling interest of $27,826 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the nine months ended September 30, 2012 and for the year ended December 31, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
September 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to September 30, 2012:

Conversion feature derivative liability
Balance at January 1, 2012	$71,864
Recognition of derivative liability	-
Conversion of derivative liability to equity	(77,226)
Change in fair value included in earnings	36,714
Balance at September 30, 2012	$31,352

Total derivative liability at September 30, 2012 amounted to $31,352.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2012 and December 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  During the quarter ended September 30, 2012 management determined the allowance account was properly valued.  At September 30, 2012 and December 31, 2011, management determined that the allowance necessary amounted to $94,262 and $147,263, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses for the nine months ended September 30, 2012 and 2011 were deemed to be not material.

Shipping Costs

Shipping costs are included in other selling, general and administrative expenses and were deemed to be not material for the nine months ended September 30, 2012 and 2011, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2012 and 2011.

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
September 30, 2012

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

During the nine months ended September 30, 2012, one customer accounted for 60% of the Company’s revenues. During the nine months ended September 30, 2011, three customers accounted for 84% of revenues.

As of September 30, 2012, four customers accounted for 80% of total accounts receivable. As of December 31, 2011, one customer accounted for 27% of total accounts receivable.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At September 30, 2012, the Company has 11,637,931 shares equivalent issuable pursuant to embedded conversion features. As of September 30, 2011, the Company had 1,616,379 shares equivalently issuable pursuant to embedded conversion features.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2012, the Company had an accumulated deficit of approximately $15.3 million, and a working capital deficiency of $2,337,277.  Additionally, for the nine months ended September 30, 2012, the Company incurred net losses of $901,130 and had negative cash flows from operations in the amount of $214,136. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.    Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2012	December 31, 2011
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,543)	(2,318)
		$228	$453

For the nine months ended September 30, 2012 and 2011, depreciation expense amounted to $225 and $225, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 4 – NOTES PAYABLE

During fiscal 2008, the Company issued senior secured promissory notes aggregating $85,500. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and shall be payable on April 1, 2009. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share ($0.05 per share post-dividend). During fiscal 2008, the Company issued 139,562 shares (1,396,562 shares post-dividend) in connection with the conversion of principal amount of $68,500 and accrued interest of $1,280 of these notes payable. The fair value of such shares issued amounted to approximately $69,780 or $0.50 per share ($0.05 per share post-dividend). The balance of the senior secured promissory note amounted to $17,000 as of September 30, 2012 and December 31, 2011.  The maturity date of the note was April 2009.  The maturity date of this note was subsequently extended to April 2011.  The Company is currently in negotiations with the note holder to extend the maturity date once again.

During fiscal 2009, the Company classified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010. The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock at a rate of $0.05 per share ($0.005 per share post-dividend). The note payable bears 6% interest per annum and matured in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011. The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.  The balance of these unsecured notes payable is $20,000 as of September 30, 2012 and December 31, 2011.

During the nine months ended September 30, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792.

As of September 30, 2012 and December 31, 2011, notes payable - amounted to $198,792 and $82,000, respectively.

Accrued interest on the notes payable amounted to approximately $106,807 and $22,000 as of September 30, 2012 and December 31, 2011, respectively and is included in accrued expenses.

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

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $79,655 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that these convertible notes are considered a derivative as of September 30, 2012.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

As of September 30, 2012 and December 31, 2011, accrued interest including default interest amounted to $1,872 and $69,462, respectively. In June 2011, the Company accrued the default interest rate which is 150% of the outstanding principal and accrued interest based on the default provision until such time the September 2010 note is extended or settled.

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

On June 1, 2012 convertible promissory notes of $60,000 were reassigned to include the note balance and accrued interest amounting to $80,750.  Upon the assignment and conversion of this note we recorded an additional beneficial conversion feature of $15,026 which was expensed immediately as interest.

Subsequent to the assignment of the note, the note holders converted $47,000 of such notes into 10,047,470 shares of the Company’s common stock.

In September 2012, the Company issued a convertible promissory note for $30,000, of which only $18,000 has been funded.  The terms of this note is identical to those outlined above.  As with previous notes, this note is not convertible until 180 days subsequent to its issuance.

Convertible promissory note consisted of the following:

	September 30, 2012	December 31, 2011
Secured convertible promissory note	$51,750	$77,500

Less: debt discount	(-)	(9,538)

Secured convertible promissory note – net	$51,750	$67,962

During the nine months ended September 30, 2012 and 2011, amortization of debt discount amounted to $2,038 and $52,557, respectively, and is included in interest expense.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

In connection with the issuance of the 8% convertible promissory note, the Company has determined that the terms of the convertible notes issued in September 2010, December 2010 and May 2011 includes a provision whereby the conversion price equals 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. Accordingly, the convertible instrument is accounted for as a derivative liability as of September 30, 2012 (after 180 days from the date of issuance) and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $31,352 as of September 30, 2012. The gain resulting from the decrease in fair value of this convertible instrument was $29,033 for the nine months ended September 30, 2012. Additionally, during the nine months ended September 30, 2012, the Company has reclassified $1,190 of derivative liability to additional paid in capital related to the partial conversion of the convertible promissory notes.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2012

Expected volatility	135% - 245%
Expected term	3 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at September 30, 2012 and December 31, 2011 was $52,743 and $52,347, respectively. As of September 30, 2012 and December 31, 2011, this note was reflected as due to related party.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At September 30, 2012 and December 31, 2011, the Company had a payable to the Chief Executive Officer of the Company amounting to $32,142 and $97,824, respectively. These advances are short-term in nature and non-interest bearing.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At September 30, 2012 and December 31, 2011, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,869 and $8,869, respectively. These advances are short-term in nature and non-interest bearing.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.  As of September 30, 2012 a balance of $10,843 remains on this note.

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

NOTE 8 - ACCRUED PAYROLL TAXES

As of September 30, 2012, the Company recorded a liability related for unpaid payroll taxes of $226,262.  This amount includes interest and penalties related to the years ended December 31, 2007 through September 30, 2011.  Such amount has been included in accrued expenses on the accompanying consolidated financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

During the quarter ended June 30, 2012, the Company received $213,821 in short term advances from unrelated parties.  As of September 30, 2012 14,239,856 shares of common stock are subject to issuance related to the short term advances.  In conjunction with the issuances of the shares the Company paid $157,364 in offering costs.

During the quarter ended June 30, 2012, the Company sold 36,666,175 shares of its common stock for proceeds of $18,934.

During the quarter ended June 30, 2012 the Company issued 20,000,000 shares of common stock to its Chief Executive Officer for compensation.  The shares were valued at $.02 per share or $400,000.

During the quarter ended September 30, 2012 the Company issued 3,000,000 shares of common stock to its Chief Executive Officer for compensation.  The shares were valued at $.008 per share or $24,000.

During the quarter ended September 30, 2012 the Company issued 750,000 shares of common stock to an employee for compensation.  The shares were valued at $.0175 per share or $13,125.

NOTE 10 - SUBSEQUENT EVENTS

On November 13, 2012, the Company received a partial conversion notice to convert $5,100 of principal of the Amended and Restated Convertible Promissory Note in the original amount of $33,750 into 3,000,000 shares of the Company’s common stock.

The Company has evaluated subsequent events after the balance sheet date of September 30, 2012 through the filing of this report and has determined that all material subsequent events have been disclosed.

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

Going Concern Considerations

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2012 and December 31, 2011, the Company had an accumulated deficit of approximately $15.3 million and $14.4 million respectively, and a working capital deficiency of $2,337,277 and $2,094,123 respectively. Additionally, for the nine months ended September 30, 2012 and 2011, the Company incurred net losses of $901,130 and $1,172,145 and had negative cash flows from operations in the amount of $214,136 and $410,663 respectively. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

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

 Results of Operations

 Three and Nine months ended September 30, 2012 Compared to the Three and Nine months ended September 30, 2011

Net Sales

Overall, our net sales for the three and nine months ended September 30, 2012 increased by approximately 12% and decreased by 42%, respectively, from the comparable periods in 2011.  The following table provides comparative data regarding the source of net sales in each of these periods:

	Three months ended September 30, 2012		Three months ended September 30, 2011
	$	% of Total	$	% of Total
Video conferencing services	450	1%	13,976	9%
Security services	46,005	99%	27,379	91%
Total	46,455	100%	41,355	100%

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	$	% of Total	$	% of Total
Video conferencing services	9,588	10%	28,819	12%
Security services	85,645	90%	134,361	88%
Total	95,223	100%	163,180	100%

Net sales of our videoconference services for the three and nine months ended September 30, 2012 decreased approximately 97% and 67%, respectively, as compared to the three and nine months ended September 30, 2011. Videoconference product revenue decreased due to a decrease in maintenance, service and video conference room and equipment rental income during the three and nine months ended September 30, 2012. Videoconference product revenue fell during the nine months ended September 30, 2012 because we have focused our efforts on our security service operations.

Net sales of security services for the three and nine months ended September 30, 2012 increased by approximately 68% and decreased 36%, respectively as compared to the same periods in 2011. During the three months ended September 30, 2012, one customer accounted for approximately 61% of our total revenues which accounted for revenues of approximately $34,000 of our consolidated revenues during the three months ended September 30, 2012. During the nine months ended September 30, 2012, one customer accounted for approximately 62% of our total revenues which accounted for revenues of approximately $59,000 of our consolidated revenues during the nine months ended September 30, 2012.  During the three months ended September 30, 2011, one customer accounted for approximately 46% of our total revenues which accounted for revenues of approximately $19,000 of our consolidated revenues. During the nine months ended September 30, 2011, two customers accounted for approximately 62% of our total revenues which accounted for revenues of approximately $101,000 of our consolidated revenues.

Additionally, we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the three and nine months ended September 30, 2012, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of sales for video conferencing services includes product and delivery costs relating to the delivery of videoconference products.  Cost of sales for security services includes product cost and installation/labor cost. Overall, cost of sales as a percentage of net sales increased approximately 3% for the nine months ended September 30, 2012 from the comparable period in 2011.  The following table provides information on the cost of sales as a percentage of net sales for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
Cost of Sales as a Percentage of Net Sales	2012	2011
Video conferencing services	55%	6%
Security services	66%	66%

During the nine months ended September 30, 2012, our cost of sales for our videoconferencing division as a percentage of net sales increased as compared to the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, our cost of sales for our security division as a percentage of net sales remained the same compared to the nine months ended September 30, 2011. The increase is due to the decrease in revenues specifically in our maintenance and service income as compared to the nine months ended September 30, 2011.

Total operating expenses for the three months ended September 30, 2012 were $160,901, a decrease of $12,180, or approximately 7%, from total operating expenses for the comparable three months ended September 30, 2011 of $173,081. Total operating expenses for the nine months ended September 30, 2012 were $908,042, a decrease of $205,951, or approximately 18%, from total operating expenses for the comparable nine months ended September 30, 2011 of $1,113,993. This decrease is primarily attributable to:

    ●        Bad debt expense decreased by $7,987 or 100% during the nine months ended September 30, 2012.  The decrease is due to reduced sales.

    ●       Compensation, related taxes and stock-based compensation consists of personnel cost and the fair value of common shares issued for services to employees. An increase of $35,717 or 33% in compensation expense during the three months ended September 30, 2012 which is primarily due to an in staff.  A decrease of $64,167 or 8% in compensation expense during the nine months ended September 30, 2012 which is primarily attributable to the issuance of DVSS shares to our CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock during the nine months ended September 30, 2011 offset by accrued salaries for our executive officers in the current period.

    ●       Other selling, general and administrative expenses had a decrease of $55,180 or 86% during the three months ended September 30, 2012, as compared to same period in fiscal 2011 which is directly related to our decrease in business and the intentional cut back in expenditures.  A decrease of $141,080 or 52% during the nine months ended September 30, 2012 as compared to same period in fiscal 2011 is directly related to our decrease in business and the intentional cut back in expenditures.

We presently anticipate that operating expenses for fiscal 2012 will increase as a result of anticipated increased operations in our security division, subject to our ability to generate operating capital.

Loss from operations

We reported a loss from operations of $139,397 and $874,538 for the three and nine months ended September 30, 2012, respectively, as compared to a loss from operations of $161,577 and $1,051,898 for the three and nine months ended September 30, 2011, respectively. A decrease of $22,180, or 14% and $177,360 or 17% for the three and nine months ended September 30, 2012, respectively.

Other Income (Expenses)

Total other (expense) income was ($6,022) and ($26,592) for the three and nine months ended September 30, 2012, respectively, as compared to other (expense) income of ($29,406) and ($120,247) for the three and nine months ended September 30, 2011, respectively. A decrease of other expense of $23,384 or 80% and $93,655 or 78% for the three and nine months ended September 30, 2012, respectively is primarily attributable to:

    ●            an increase to $5,818 from $5,818 of other income for the three months ended September 30, 2012 and 2011, respectively, and  $21,316 and $10,431 of other income for the nine months ended September 30, 2012 and 2011, respectively, was attributable to an increase in debt forgiveness;

    ●            a decrease of $1,154 and $35,465 in interest expense for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease is primarily attributable to amortization of debt issuance cost and debt discount in connection with the convertible promissory notes during the same periods in fiscal 2011.

     ●            change in fair value of derivative liabilities consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock, to our consolidated financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a increase of $23,559 and $19,426 during the three and nine months ended September 30, 2012 as compared to three and nine months ended September 30, 2011.  The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

Net loss

We reported a net loss of $145,419 and $893,961 for the three and nine months ended September 30, 2012, respectively, as compared to a net loss of $190,983 and $1,172,145 for the three and nine months ended September 30, 2011, respectively. We reported a net gain attributable to non-controlling interest of $1,288 and $7,169 during the three and nine months ended September 30, 2012. We reported a net loss attributable to non-controlling interest of $5,717 and $176,045 during the three and nine months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2012, we had a cash balance of $521. Our working capital deficit is $2,094,123 at September 30, 2012.

 We reported a net decrease in cash for the nine months ended September 30, 2012 of $6,727. While we currently have no material commitments for capital expenditures, at September 30, 2012 we owed approximately $199,000 under various notes payable and $52,000 under convertible promissory notes.  We do not presently have any external sources of working capital.

At September 30, 2012 the Company owed the executive officer and director of the Company $41,011 for amounts they have advanced to the Company for working capital.  These amounts are non interest bearing and due upon demand.  The Company also has outstanding notes payable to the officers totaling $808,803; of which $797,960 bears interest at 3%, and the remaining $10,843, bears interest at 12%.   The terms of the promissory notes are due on demand.

At September 30, 2012 the Company owed $56,440 to Regal Capital, formerly a related party, which is due upon demand and bears 0% interest.

Accrued liabilities were $873,974 as of September 30, 2012 consist of the following:

●        Accrued salaries for certain employees amounting to $247,212
●        Accrued commissions for certain employees amounting to $60,590
●        Sales tax payable of $21,426
●        Lease abandonment charges of $164,375
●        Accrued interest of $133,863
         Accrued payroll liabilities and taxes of $226,262
●        Other accrued expenses of $20,246

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $901,130 and net loss attributable to DirectView Holdings Inc. of $893,961 during the nine months ended September 30, 2012.  At September 30, 2012 we had a working capital deficit of $2,337,277. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable during the remainder of fiscal 2012.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the nine months ended September 30, 2012 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2012 amounted to $214,136 and was primarily attributable to our net loss attributable to DirectView Holdings, Inc. of $893,961, offset by depreciation of $225, bad debt expense (gain) of ($2,258), stock based expenses of $437,125, lease abandonment charges of $17,064, total changes in assets and liabilities of $236,825 and offset by change in fair value of derivative liability of $1,987.  Net cash flows used in operating activities for the nine months ended September 30, 2011 amounted to $410,663 and was primarily attributable to our net loss attributable to DirectView Holdings, Inc. of $996,100 offset by depreciation of $225, derivative liability expense of $28,613, stock based expenses of $475,000, lease abandonment charges of $11,070,  amortization of debt issuance cost and debt discount of $57,577, total changes in assets and liabilities of $190,790 and offset by change in fair value of derivative liability of $9,564.

Financing activities

Net cash flows provided by financing activities was $207,409 for the nine months ended September 30, 2012. We had proceeds from related party advances, loans payable, the sale of common stock and notes payable of $51,996, $48,738, $127,675 and $15,000, respectively, offset by repayments of notes payable of $36,000.  Net cash flows provided by financing activities was $410,663 for the nine months ended September 30, 2011. We received net proceeds from sale of stock of $98,373 and from the sale of subsidiary stock of $192,665, net proceeds from notes payable of $30,000, as well as related party advances of $81,823.

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

The following tables summarize our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$849,814	849,814	—	—	—
Short term loans- related party	306,982	306,982	—	—	—
Operating Leases	164,375	164,375	—	—	—
Total Contractual Obligations:	$1,321,171	1,321,171	—	—	—

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2012.

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

DIRECTVIEW HOLDINGS, INC.

Date: November 21, 2012	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: November 21, 2012	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer