Form 10-K
period 2012-12-31
DIRECTVIEW HOLDINGS INC
filed 2013-05-15
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to__________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $761,026 on June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 153,119,278 shares of common stock are issued and outstanding as of May 14, 2013.

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

iii

PART I

ITEM 1.  BUSINESS.

ORGANIZATION

Directview Holdings, Inc., a Nevada corporation (“Directview Holdings”) was formed in October 2006. At that time DirectView Holdings acquired Ralston Communications Services, Inc., a Florida Corporation, (“Ralston Communications”) and Meeting Technologies, Inc. a Delaware corporation (“Meeting Tech”).

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

Our Customers

Our video conferencing products and services are sold to commercial, government, medical and educational sectors that use technology to cost-effectively, instantaneously conduct remote meetings by linking participants in geographically dispersed locations. Our security system division provides the latest technologies in surveillance systems, digital video recording and services in any industry, organization and companies. In 2012 four clients, Trump Organization, Braver Stern Securities, LLC, European School of Economics, and Personalized Experts accounted for revenues of $101,474 which is approximately 83% of our total consolidated revenues in 2012. In 2011 four clients, Trump Organization, Emblem Healthcare, DESS NY, and Diebold Corp accounted for 68% of our total consolidated revenues. These clients accounted for revenues of $178,138, representing approximately 68% of our consolidated revenues in 2011. We do not presently have any contracts with other clients.

Website

We maintain a website at www.DirectViewInc.com and www.DirectViewSecurity.com.

Intellectual Property

We do not possess any intellectual property.

Employees

We currently have four employees which includes our 2 officers; Roger Ralston, CEO and Michele Ralston, CFO both of whom are full-time. None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $15.5 million as of December 31, 2012. Our operations have been financed primarily through the issuance of equity and debt. For the year ended December 31, 2012, net loss and cash used in operations was $1,114,576 and $265,350, respectively.  We are constantly evaluating our cash needs and our burn rate, in order to make appropriate adjustments in operating expenses. We anticipate that our cash used in operations will increase as a result of becoming a public company as a result of increased professional fees. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern. If we are unable to continue as a going concern and were forced to cease operations, it is likely that our stockholders would lose their entire investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE WERE FORCED TO CEASE OUR BUSINESS AND OPERATIONS, YOU WOULD LOSE YOUR INVESTMENT IN OUR COMPANY.

Our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. At December 31, 2012, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph raising doubt as to our ability to continue as a going concern as a result of our losses from operations, stockholders’ deficit and negative working capital. Our consolidated financial statements, which appear elsewhere in this registration statement, are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

At December 31, 2012 we had approximately $227,000 of accrued but unpaid payroll taxes due the federal government which includes penalties and interests. We do not have the funds necessary to satisfy this obligation. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Ralston, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2012. We are evaluating our internal control systems in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-K.

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

None.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Common Equity and Related Stockholder Matters

There is currently no public market for our common stock and we do not know if a market will ever develop. As of April 16, 2013, there were 189 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. Under Nevada law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Nevada statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Nevada statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any stock option, incentive option or similar plans and, accordingly, do not have any options or other such rights outstanding.

Recent Sales of Unregistered Securities

Between January 2012 and December 2012, we sold an aggregate of 36,666,175 shares of our common stock for net proceeds of approximately $19,000 to an accredited investor in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion ofour financial condition and results of operation for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our net sales are not sufficient to fund our operating expenses. We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company. These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to market our company in an effort to increase our sales. We are always looking for opportunities with new dealers, and plan to evaluate the market for our products throughout 2013 to determine whether we should hire additional employees in our sales force. We seek to establish brand identity for our company, communicate our brand and its values to investors and customers, build a relationship and reinforce existing relationships and further trigger recognition through telemarketing and hiring additional sales people to our sales staff. We believe that these strategies will provide an avenue for us to increase consumer usage of our technology, increase demand for our products and generate revenues. No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

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

Recent accounting pronouncements

Adoption of New Accounting Principles

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e., on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard was effective for us on March 1, 2010. For the gross presentation of activity in the Level 3 roll forward, the new disclosures were effective December 1, 2011. As the accounting standard only impacts disclosures, the new standard did not have an impact on our financial position, results of operations, or cash flows.

As of September 1, 2011, we adopted FASB’s amended guidance on testing goodwill for impairment. Previous guidance required that an entity test for goodwill impairment by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value is less than its carrying amount, then a second step is performed to measure the amount of the impairment loss. Under this new amendment an entity is not required to calculate the fair value of the reporting unit unless the entity determines that it is more likely than not (a likelihood of more than 50%) that its fair value is less than its carrying amount. The adoption of the new standard did not have a material impact on our financial position or results of operations.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance was effective for business combinations subsequent to December 1, 2011.

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement and requires new disclosures, with a particular focus on Level 3 measurements. This guidance was effective for us in the second quarter of fiscal 2012, and was applied retrospectively.

New Accounting Pronouncements

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, which is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us beginning in the first quarter of fiscal 2013, and will be applied retrospectively. As the accounting standard only impacts disclosures, the new standard will not have an impact on our financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales

Overall, our net sales for the year ended December 31, 2012 decreased approximately 53% from the comparable period in 2011.  The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2011 to 2012:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Change in Sales
	$	% of Total	$	% of Total	Variance
Sale of product	78,118	64%	138,343	53%	44%
Service	44,145	36%	122,386	47%	64%
Total	122,263	100%	260,729	100%	53%

Sales of product for the year ended December 31, 2012 decreased approximately 44% as compared to the year ended December 31, 2011.   Services revenue decreased by approximately 64% due to one customer in 2011 generating a significant amount of revenue in 2011.

              Net sales decreased due to increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the year ended December 31, 2012, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of product includes product and delivery costs relating to the sale of product revenue.  Cost of services includes labor and installation for service revenue.   Overall, cost of sales decreased approximately 39% for the year ended December 31, 2012 compared to December 31, 2011 The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2011 to 2012:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Change in Costs
	$	% of Total	$	% of Total	Variance
Cost of product	37,984	44%	83,149	59%	54%
Cost of service	47,500	56%	57,453	41%	17%
Total	85,484	100%	140,602	100%	39%

During the year ended December 31, 2012, our cost of product decreased approximately 54% as compared to the year ended December 31, 2011. Our cost of services decreased 17% as compared to the year ended December 31, 2011.

Total operating expenses for the year ended December 31, 2012 were $1,104,230 a decrease of $158,681, or approximately 13%, from total operating expenses for the comparable year ended December 31, 2011 of $1,262,911. This decrease is primarily attributable to:

●     a decline in Other Selling, General and Administrative Costs related to primarily a decrease in professional fees.

Loss from operations

We reported a loss from operations of $1,067,451 for the year ended December 31, 2012, as compared to a loss from operations of $1,142,784 for the year ended December 31, 2011. A decrease of $75,333 or 7% for the year ended December 31, 2012.

Other Income (Expenses)

Total other expense was $47,125 for the year ended December 31, 2012 as compared to other expense of $196,864 for the year ended December 31, 2011. A decrease of other expense of $149,739, for the year ended December 31, 2012 is primarily attributable to:

●      $22,876 and $10,430 of other income for the years ended December 31, 2012 and 2011, respectively, was attributable to the decrease of change in fair value of derivatives and a increase in debt forgiveness income;

●     a decrease of $63,536 in interest expense for the year ended December 31, 2012 as compared to the same period in 2011 which is primarily attributable to a decrease of interest expense due to the conversion of promissory notes to common stock.

●     For the years ended December 31, 2012 and 2011, we recorded derivative liability expense of $0 and $61,978 respectively in connection with the issuance of the convertible promissory note in September 2010. Change in fair value of derivative liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock , to our consolidated financial statements. The variation in fair value of the derivative liabilities between measurement dates amounted to a decrease of $61,978 during the year ended December 31, 2012 compared to the same period in 2011. The increase/decrease in fair value of the derivative liabilities has been recognized as other expense/income.

Net loss

We reported a net loss of $1,114,576 for the year ended December 31, 2012 as compared to a net loss of $1,339,648 for the year ended December 31, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2012, we had a cash balance of $2,951. Our working capital deficit is $2,171,364 at December 31, 2012.

We reported a net decrease in cash for the year ended December 31, 2012 of $4,297. While we currently have no material commitments for capital expenditures, at December 31, 2012 we owed approximately $1,059,345 under various notes payable. During the year ended December 31, 2012, we have raised net proceeds of $506, 955 through the sale of our securities and $18,000 from debts. We do not presently have any external sources of working capital.

At December 31, 2012 we owed Mr. and Mrs. Roger Ralston, executive officers and directors of our company $532,839 for amounts they have advanced to us for working capital.  Of this amount, $32,091 and $8,119 is owed to Mr. Roger Ralston and Mrs. Michele Ralston, respectively are short-term and non-interest bearing loans. The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of December 31, 2011 totaling $785,267 and was included in accrued expenses.  During the quarter ended June 30, 2012 the Company paid accrued salaries to the CEO in the amount of $379,281.

During the quarter ended June 30, 2012, the Company issued notes payable with an interest rate of 3% to the CFO amounting to $429,439 related to the accrued salaries.  As of December 31, 2012 the balance on the notes payable related to the accrued salaries remained at $429,439.

The Company also has a due on demand note payable with an interest rate of 12% as of December 31, 2012 totaling $10,843 payable to Mr. Ralston and a due on demand note payable with an interest rate of 3% as of December 31, 2012 totaling $52,347 payable to Mrs. Ralston.

Accrued liabilities were $914,552 as of December 31, 2012 which consisted of the following:

●      Accrued salaries to our officers and certain employees amounting to $275,007
●      Accrued sales tax of $22,566
●      Accrued general and administrative expenses of $16,755
●      Accrued commissions to certain employees amounting to $60,590
●      Accrued payroll liabilities including penalties of $227,060
●      Lease abandonment charges of $164,375
●      Accrued interest of $148,199

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $1,114,576 during the year ended December 31, 2012. At December 31, 2012 we had a working capital deficit of $2,171,364. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2013. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2012 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2012 amounted to $328,457 and was primarily attributable to our net losses of $1,114,576, offset by depreciation of $300, bad debt expense of $40,948, amortization of debt issuance cost and debt discount of $17,064, fair value of subsidiary’s common stock issued for services of $437,125, add back of change in fair value of derivative liability of $22,417 and total changes in other  assets and liabilities of $313,099.  Net cash flows used in operating activities for the year ended December 31, 2011 amounted to $420,299 and was primarily attributable to our net losses of $1,339,648, offset by depreciation of $300, lease abandonment charges of $14,947, bad debt expense of $7,987, amortization of debt issuance cost and debt discount of $61,081, fair value of subsidiary’s common stock issued for services of $475,000, derivative liability expense of $61,978,  add back of change in fair value of derivative liability of $10,083 and total changes in other  assets and liabilities of $308,139.

Financing activities

Net cash flows provided by financing activities was $324,160 for the year ended December 31, 2012. We received net proceeds from sale of stock of $506,955, offset by payments due to related parties of $264,229, proceeds from short term advances of $102,434 and net payments of  loans and notes payable of $21,000. Net cash flows provided by financing activities was $450,259 for the year ended December 31, 2011. We received net proceeds from sale of stock of $98,373, net proceeds from sale of subsidiary’s common stock of  $192,665 and net proceeds due to related parties of $129,221.

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

The following tables summarize our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$110,136	110,136	—	—	—
Short term loans- related party	$40,210	40,210	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$314,721	314,721	—	—	—

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2012, (iii) a lack of segregation of duties within accounting functions, (iiii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (iiiii) ineffective controls over period end financial close and reporting processes. Therefore, our internal controls over financial reporting were not effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position

Roger Ralston	44	Chief Executive Officer and Chairman of the Board of Directors

Michele Ralston	43	Acting Chief Financial Officer, Secretary, Treasurer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2012, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-X. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

We have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. It is our desire to expand our Board of Directors during 2012 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intend to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that we do not maintain directors and officers liability insurance.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Roger Ralston (1)	2012	288,462	-	-	-	-	-	24,000	312,462
	2011	250,000	-	-	-	-	-	16,209	266,209
Michele Ralston	2012	75,000	-	-	-	-	-	-	75,000
	2011	72,000	-	-	-	-	-	-	72,000
______________
(1)	Accrued but unpaid compensation due to Mr. Ralston during fiscal 2012 and 2011 amounted to approximately $286,400, and $66,000 respectively which are included in the above table.
(2)	Accrued but unpaid compensation due to Mrs. Ralston during fiscal 2012 and 2011 amounted to approximately $75,000 and $72,000, respectively which are included in the above table.

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

How Mr. Ralston’s compensation is determined

Mr. Ralston, who has served as our CEO since October 2006, entered into an employment agreement with our company on September 1, 2009. His compensation is arbitrarily determined by our Board of Directors of which he is a member. The Board considers revenues, net income as well as general performance in determining the compensation due Mr. Ralston. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Ralston’s compensation. Effective on September 1, 2010, Mr. Ralston’s compensation package included a base salary of $200,000 and company provided for automobile expense and health care benefits. During fiscal 2012, Mr. Ralston’s compensation package included a base salary of $288,000 and company provided for automobile expense and health care benefits. The amount of compensation payable to Mr. Ralston can be increased at any time upon the determination of the Board of Directors.

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. No member of our Board of Directors received compensation for their services for the fiscal year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 16, 2013 we had 153,119,278 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of April 16, 2013 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Roger Ralston (1)	62,100,000	41.4%
Scott Burns	100,000	*
Michele Ralston	250,000	*
All officers and directors as a group (three persons)	62,450,000	41.6%
_______________
*       represents less than 1%

(1)      Mr. Ralston has pledged 500,000 shares of our common stock owned by him to China Discovery Investors, LTD. to secure a debt obligation to such party.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at December 31, 2012 and December 31, 2011 was $53,925 and $52,347, respectively. As of December 31, 2012 and December 31, 2011, this note was reflected as due to related party. In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

In March 2009, the Company issued a promissory note amounting to $20,000 to the Chief Executive Officer of the Company. This note is payable in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and was payable in September 2009. In October 2009, the Company and the Chief Executive Officer of the Company agreed to change the term of this promissory note into a demand note. During 2012, the Company repaid the Chief Executive Officer the total balance of this note.

In May 2009, the Company issued a promissory note amounting $5,000 to the Chief Executive Officer of the Company. This note is payable in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in November 2009. In November 2009, the Company and the Chief Executive Officer of the Company agreed to change the term of this promissory note into a demand note. During 2012, the Company repaid the Chief Executive Officer the total balance of this note.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010. During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of December 31, 2012.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $18,799 and $14,893 as of December 31, 2012 and December 31, 2011, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2012 and December 31, 2011, the Company had a payable to the Chief Executive Officer of the Company amounting to $32,091 and $97,824, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2012 and 2011, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,869, respectively. These advances are short-term in nature and non-interest bearing.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of December 31, 2011 totaling $785,267 and was included in accrued expenses.

        During the quarter ended June 30, 2012 the Company paid accrued salaries to the CEO in the amount of $379,281.

        During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of December 31, 2012 the balance on the notes payable related to the accrued salaries remained at $429,439.

Below is a summary of the accrued salaries due to our executive officers:

Name	December 31, 2012

Roger Ralston	$288,412
Michele Ralston	75,000
Total	$271,336

Director Independence

None of the members of our Board of Directors are "independent" within the meaning of FINRA Marketplace Rule 4200.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2012	2011

Audit Fees (1)	$25,000	$25,000
Audit Related Fees (2)	15,000	10,000
Tax Fees (3)	-	-
All Other Fees (4)	0	0
______________
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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2012 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

3.1	Articles of Incorporation as filed with the State of Nevada
3.2	Amended Articles of Incorporation as filed with the Secretary of Nevada
3.3	Bylaws of the company
4.1	Form of common stock certificate
4.2	Promissory note in the principal amount of $53,837 to Michele Ralston due July 1, 2010
4.3	Promissory note in the principal amount of $20,000 to Roger Ralston due September 30, 2009
4.4	Promissory note in the principal amount of $5,000 to Roger Ralston due November 6, 2009
10.1	Subsidiary Stock Purchase Agreement dated August 31, 2006 between DirectView, Inc. and DirectView Holdings, Inc.
10.2	Lease for principal executive offices
10.3	Employment Agreement with Roger Ralston
14.1	Code of Ethics
21.1	Subsidiaries of the registrant
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
________________
*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

May 15, 2013	By:	/s/ Roger Ralston
Roger Ralston, Chief Executive Officer and Director
Title

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director	May 15, 2013
Roger Ralston

/s/ Michele Ralston	Chief Financial Officer, principal	May 15, 2013
Michele Ralston	accounting officer

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Directview Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Directview Holdings, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Directview Holdings, Inc. and Subsidiaries as of December 31, 2012, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements and as more fully described in Note 2, at December 31, 2012 the Company had an accumulated deficit of $15,524,502 and a working capital deficiency of $2,171,364 and for the year ended December 31, 2012 incurred a net loss in the amount of $1,114,576 and had negative cash flows from operations of $328,457 all of which raises substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/ D’Arelli Pruzansky, P.A.

                                  Certified Public Accountants
Boca Raton, Florida
May 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DirectView Holdings, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of DirectView Holdings, Inc., and Subsidiaries for the year ended December 31, 2011 and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of DirectView Holdings, Inc., and Subsidiaries as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  consolidated financial  statements  have been  prepared  assuming that the Company  will  continue  as a  going  concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, has an accumulated stockholders’ deficit and has a negative working capital all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants
Boca Raton, Florida
April 19, 2012

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$2,951	$7,248
Accounts Receivable - Net	27,735	41,144
Other Current Assets	7,241	20,231

Total Current Assets	37,927	68,623

PROPERTY AND EQUIPMENT - Net	153	453
OTHER ASSETS	100	300

Total Assets	$38,180	$69,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$51,750	$67,962
Short Term Advances	110,136	-
Notes Payable	198,792	82,000
Accounts Payable	363,253	421,790
Accrued Expenses	914,552	1,257,764
Deferred Revenue	-	32
Due to Related Parties	532,839	261,334
Derivative Liability	37,969	71,864
Total Current Liabilities	2,209,291	2,162,746

Total Liabilities	2,209,291	2,162,746

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 500,000,000 Shares Authorized;
164,359,134 and 76,102,582 shares issued and outstanding at December 31, 2012
and December 31, 2011, respectively)	16,436	7,610
Additional Paid-in Capital	13,337,703	12,309,694
Accumulated Deficit	(15,524,502)	(14,445,669)

Total DirectView Holdings, Inc. Stockholders' Deficit	(2,170,363)	(2,128,365)

Non-Controlling Interest in Subsidiary	(748)	34,995

Total Stockholders' Deficit	(2,171,111)	(2,093,370)

Total Liabilities and Stockholders' Deficit	$38,180	$69,376

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011

NET SALES:
Sales of Product	$78,118	$138,343
Service	44,145	122,386
Total Net Sales	122,263	260,729

COST OF SALES:
Cost of Product	37,984	83,149
Cost of Service	47,500	57,453
Total Cost of Sales	85,484	140,602

GROSS PROFIT	36,779	120,127

OPERATING EXPENSES:
Depreciation	300	300
Bad Debt Expenses	40,948	7,983
Compensation and Related Taxes(Includes Stock-based
Compensation of $437,125 and $475,000)	871,719	942,047
Other Selling, General and Administrative	191,263	312,581

Total Operating Expenses	1,104,230	1,262,911

LOSS FROM OPERATIONS	(1,067,451)	(1,142,784)

OTHER INCOME (EXPENSES):
Other Income	22,876	10,430
Change in fair value of derivative liabilities	22,416	(51,895)
Other Expense	-	554
Interest Expense	(92,417)	(155,953)

Total Other (Expense) Income	(47,125)	(196,864)

NET LOSS	(1,114,576)	(1,339,648)

Less: Net (Gain) Loss Attributable to Non-Controlling Interest	35,743	177,556

Net Loss Attributable to DirectView Holdings, Inc.	$(1,078,833)	$(1,162,092)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	125,019,910	74,701,946

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2012 and 2011

	Common Stock					Total
	$0.0001 Par Value		Additional	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Interest	Deficit

Balance at December 31, 2010	72,666,840	$7,267	$11,637,007	$(13,294,711)	$-	$(1,650,437)

Issuance of Common Stock for Cash, net of offering costs	1,202,718	120	98,253			98,373

Issuance of Common Stock in connection with the conversion of convertible promissory notes	1,633,024	163	39,837			40,000

Issuance of Subsidiary's common stock for services			323,000		152,000	475,000

Sale of Subsidiary's Common stock			120,980		71,685	192,665

Beginning Accumulated Deficit of Subsidiary attributtable to Non- controlling Interest				11,134	(11,134)	-

Issuance of Common Stock in connection with loans payable - related party	600,000	60	29,940			30,000

Beneficial conversion on convertible notes payables			23,534			23,534

Derivative liability reclassified to equity			37,143			37,143

Net loss for the year				(1,162,092)	(177,556)	(1,339,648)

Balance at December 31, 2011	76,102,582	7,610	12,309,694	(14,445,669)	34,995	(2,093,370)

Issuance of Common Stock in connection with the conversion of promissory notes	13,600,521	1,360	75,178	-	-	76,538

Issuance of Common Stock for cash	36,666,175	3,667	289,691			293,358

Issuance of Common Stock for Services	23,750,000	2,375	434,750	-		437,125

Derivative liability reclassified to equity			1,190	-		1,190

Beneficial conversion on convertible promissory notes			15,026	-		15,026

Pending Issuance of Common Stock, net of costs	14,239,856	1,424	212,174			213,598

Net loss for the year	-	-	-	(1,078,833)	(35,743)	(1,114,576)

Balance at December 31, 2012	164,359,134	$16,436	$13,337,703	$(15,524,502)	$(748)	$(2,171,111)

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,114,576)	$(1,339,648)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	300	300
Fair value of common stock issued as interest expense		30,000
Fair value of common stock issued for services	437,125	475,000
Change in fair value of derivative liability	(22,416)	51,895
Amortization of debt issuance costs	-	5,027
Amortization of debt discount	17,064	61,081
Lease abandonment charges	-	14,947
Bad debt expenses	40,948	7,987
(Increase) Decrease in:
Accounts receivable	(27,539)	(2,510)
Other current assets	15,240	(5,406)
Other assets	200	-
Increase (Decrease) in:
Accounts payable	(58,538)	192,603
Accrued expenses	383,767	88,913
Deferred revenue	(32)	(487)

Net Cash Flows Used in Operating Activities	(328,457)	(420,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	15,000	-
Repayments of note payable	(36,000)	-
Net proceeds from sale of subsidiary's common stock	-	192,665
Net proceeds from sale of common stock	506,955	98,373
Net proceeds from short term advances	102,434	-
Due to related parties	(264,229)	129,221

Net Cash Flows Provided by Financing Activities	324,160	420,259

Net Decrease in Cash	(4,297)	(40)

Cash - Beginning of Year	7,248	7,288

Cash - End of Year	$2,951	$7,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$1,190	$37,143
Issuance of common stock in connection with conversion of
promissory note	$76,538	$40,000
Beneficial conversion on convertible promissory notes	$15,026	$23,534

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DirectView Holdings, Inc., (the “Company”), was incorporated in the State of Delaware on October 2, 2006.  On July 6, 2012 the Company changed its domicile from Delaware and incorporated in the state of Nevada.

The Company has the following four subsidiaries: DirectView Video Technologies Inc., DirectView Security Systems Inc., Ralston Communication Services Inc., and Meeting Technologies Inc.

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company,  three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of  approximately 58% (the other 42% is owned by non-controlling interests with 23% owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of December 31, 2012, and 100% prior to January 2011.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, valuation of  stock-based compensation, accrued expenses pertaining to abandoned lease office space, the useful life of property and equipment, the assumptions used to calculate beneficial conversion on notes payable and valuation of common stock issued for services.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”). This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2012, the Company recorded a non-controlling interest of $748 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the years ended December 31, 2011 and 2012, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
DECEMBER 31, 2012 AND 2011

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2012 and 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company uses specific identification of accounts to reserve possible uncollectible receivables.   The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2012 and December 31, 2011, management determined that an allowance is necessary which amounted to $99,215 and $147,263, respectively. During the year ended December 31, 2012 and 2011, the Company wrote-off $40,948 and $7,983, respectively of uncollectible accounts receivable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2012 and 2011 were deemed to be not material.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the year ended December 31, 2012 and 2011, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.  There was no inventory at December 31, 2012 and 2011.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2012 and 2011.

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
DECEMBER 31, 2012 AND 2011

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

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

Cost of sales includes cost of products and cost of service.  Product cost includes the cost of products and freight costs.  Cost of services includes labor and fuel expenses.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

During the year ended December 31, 2012, four customers accounted for 83% of revenues. The following is a list of percentage of revenue generated by the four customers:

Customer 1                      10%
Customer 2                      11%
Customer 3                      12%
Customer 4                      50%

During the year ended December 31, 2011, four customers accounted for 68% of revenues.  The following is a list of percentage of revenue generated by the four customers:

Customer 1                      10%
Customer 2                      10%
Customer 3                      21%
Customer 4                      27%

As of December 31, 2012, three customers accounted for 79% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1                      18%
Customer 2                      28%
Customer 3                      33%

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2012, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the year ended December 31, 2012 were available to be issued. The Company has concluded that all subsequent events have been properly disclosed.

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At December 31, 2012, the Company had 14,192,599 shares equivalent issuable pursuant to embedded conversion features. At December 31, 2011, the Company has 6,034,483 shares equivalent issuable pursuant to embedded conversion features.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Reclassification of Prior Year Balances

The presentation of certain prior year balances has been reclassified to conform to the current year presentation.  Included is a reclassification from derivative expense to change in fair value of derivative liability of $61,978.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

 In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company does not believe that the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2012, the Company had an accumulated deficit of approximately $15.5 million, a stockholders’ deficit of approximately $2 million and a working capital deficiency of $2,171,364. Additionally, for the year ended December 31, 2012, the Company incurred net losses of $1,114,576 and had negative cash flows from operations in the amount of $328,457.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the year ended December 31, 2012, the Company received net proceeds from sale of stock of $506,955 and net proceeds from issuance of notes and loan payable of $81,434 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2012	December 31, 2011
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,618)	(2,318)
		$153	$453

For the year ended December 31, 2012 and 2011, depreciation expense amounted to $300 and $300, respectively.

NOTE 4 – NOTES PAYABLE

Senior secured promissory notes aggregating an original principal of $85,500 issued in 2008. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and are be payable on April 1, 2011. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share.  The balance of the senior secured promissory note amounted to $17,000 as of December 31, 2012 and December 31, 2011. The notes are in default at December 31, 2012.  The Company is currently in negotiations with the note holder to extend the maturity date once again.

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011.  The note is in default as of December 31, 2012.

The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. The balance of these unsecured notes payable is $20,000 as of December 31, 2012 and December 31, 2011.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum.

As of December 31, 2012 and December 31, 2011, notes payable - amounted to $198,792 and $82,000, respectively.

Accrued interest on the notes payable amounted to approximately $112,649 and $22,000 as of December 31, 2012 and December 31, 2011, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the year ended December 31, 2012, an unrelated party advanced a total of $110,136 to the Company. This advance is payable in cash and is non interest bearing and due on demand.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

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

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $79,655 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that these convertible notes are considered a derivative as of December 31, 2012 and 2011.

As of December 31, 2012 and December 31, 2011, accrued interest including default interest amounted to $4,016 and $69,462, respectively.

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

In March 2011, the Company issued 287,356 shares in connection with the conversion of the convertible promissory note issued in September 2010 at the contractual conversion rate for a total amount of $10,000.

In April 2011, the Company issued 431,034 shares in connection with the conversion of the convertible promissory note issued in September 2010 at the contractual conversion for a total amount of $15,000.

In July 2011, the Company issued 914,634 shares in connection with the conversion of the convertible promissory note issued in September 2010 at the contractual conversion for a total amount of $15,000.

On February 17, 2012, the Company issued 983,607 shares in connection with the conversion of the convertible promissory note issued in September 2010 at the contractual conversion for a total of $10,000.

On June 1, 2012 convertible promissory notes of $60,000 were assigned by the note holder to a third party and included the note balance and accrued interest amounting to $80,750. Upon the assignment and conversion of this note we recorded an additional beneficial conversion feature of $15,026 which was expensed immediately as interest relating to the new note for accrued interest. Subsequent to the assignment of the note, the note holders converted $47,000 of such notes into 10,047,470 shares of the Company’s common stock.

In July 2012 the Company converted $9,250 in accrued interest related to a convertible promissory note into 2,569,444 shares of the Company’s common stock.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

In September 2012, the Company issued a convertible promissory note for $30,000, of which only $18,000 has been funded. The terms of this note is identical to those outlined above. As with previous notes, this note is not convertible until 180 days subsequent to its issuance.

Convertible promissory note consisted of the following:

	December 31, 2012	December 31, 2011
Secured convertible promissory note	$51,750	$70,000

Less: debt discount	( -)	(2,038)

Secured convertible promissory note – net	$51,750	$67,962

As of December 31, 2012 and 2011, amortization of debt discount amounted to $17,064 and $77,616, respectively, and is included in interest expense.

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

In connection with the issuance of the 8% convertible promissory note, the Company has determined that the terms of the convertible note issued in May 2011 includes a provision whereby the conversion price equals 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. Accordingly, the convertible instrument is accounted for as a derivative liability as of December 31, 2012 (after 180 days from the date of issuance) and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $37,969 as of December 31, 2012. The gain resulting from the decrease in fair value of this convertible instrument was $22,416 for the year ended December 31, 2012. Additionally, during the year ended December 31, 2011, the Company has reclassified $37,143 of derivative liability to additional paid in capital related to the partial conversion of the convertible promissory note issued in September 2010.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to December 31, 2012:

Conversion feature derivative liability
Balance at January 1, 2012	$71,864
Recognition of derivative liability	(55,121)
Conversion of derivative liability to equity	(1,190)
Change in fair value included in earnings	22,416
Balance at December 31, 2012	$37,969

Total derivative liability at December 31, 2012 amounted to $37,969.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

December 31, 2012

Expected volatility	195% - 289%
Expected term	3 months
Risk-free interest rate	0.0 2% - 0.09%
Expected dividend yield	0%

NOTE 8 – STOCKHOLDERS’ DEFICIT

Between January 2011 and September 2011, the Company received net proceeds of $98,373 from the sale of 1,202,718 shares of the Company's common stock. The Company paid finder’s fee of approximately $10,000 in connection with this sale of stock.

In March 2011, the Company issued 287,356 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $10,000.  Pursuant to the terms of the convertible promissory notes the Company valued these common shares at the quoted market price of $0.04 per share.

In April 2011, an affiliated company for which our CEO, Roger Ralston, is a president and director, loaned $30,000 to the Company. This loan is non interest bearing and is due on demand. In May 2011, the Company issued 600,000 shares of common stock in connection with the payment of this loan. Pursuant to the terms of the convertible promissory notes the Company valued these common shares at the quoted market price of $0.05 per share.

In April 2011, the Company issued 431,034 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $15,000. Pursuant to the terms of the convertible promissory notes the Company valued these common shares at the quoted market price of $0.04 per share.

In July 2011, the Company issued 914,634 shares in connection with the conversion of the convertible promissory note issued in September 2010 for a total amount of $15,000. Pursuant to the terms of the convertible promissory notes the Company valued these common shares at the quoted market price of $0.02 per share.

For the year ended December 31, 2011, the non-controlling interest portion of stockholders’ deficit consists of the non-controlling interest related to our subsidiary, DirectView Security Systems, Inc. (“DVSS”). During the year ended December 31, 2011, the Company received net proceeds of $192,665 from the sales of 395,606 shares of DVSS common stock to certain investors. Additionally, DVSS issued 500,000 shares of its common stock to the Company’s CEO whereby the fair value of such shares amounted to $475,000 or $0.95 per share based on the recent sales of DVSS common stock and was recorded as stock based compensation during the year ended December 31, 2011. The Company accounted for this transaction in accordance with ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements”. This FASB issued guidance requires that changes in a parent’s ownership interest in a subsidiary in which the parent retains its controlling financial interest be accounted for as equity transactions. As of December 31, 2011, such sales of 395,606 shares of DVSS common stock  and issuance of 500,000 DVSS shares of common stock accounted for approximately 42% (23% accounts for DVSS stocks owned by the Company’s CEO who is a majority shareholder of the Parent Company) of the total issued and outstanding stocks. Consequently, the Company holds the remaining 58% interest in DVSS.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

In February 2012 the Company issued 983,607 shares of common stock upon conversion of $10,000 in principal pursuant to the terms of the convertible promissory note issued in September 2010.

In June 2012 the Company issued 10,047,470 shares of common stock upon conversion of $47,000 in principal pursuant to the terms of the reassignment of related convertible promissory notes on June 1, 2012.

During the quarter ended June 30, 2012, the Company received $213,598 from unrelated parties for the issuance of 14,239,856 shares of common stock. As of December 31, 2012 the shares of common stock are pending issuance.

During the quarter ended June 30, 2012, the Company sold 36,666,175 shares of its common stock for proceeds of $293,358.

During the quarter ended June 30, 2012 the Company issued 20,000,000 shares of common stock to its Chief Executive Officer for compensation. The shares were valued at $.02 per share or $400,000 based on quoted market price.

In July 2012 the Company issued 2,569,444 shares of common stock pursuant to the terms of the related convertible promissory note.

During the quarter ended September 30, 2012 the Company issued 3,000,000 shares of common stock to its Chief Executive Officer for compensation. The shares were valued at $.008 per share or $24,000 based on quoted market price.

During the quarter ended September 30, 2012 the Company issued 750,000 shares of common stock to an employee for compensation. The shares were valued at $.0175 per share or $13,125 based on quoted market price.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party including accrued interest at December 31, 2012 and December 31, 2011 was $53,925 and $52,347, respectively. As of December 31, 2012 and December 31, 2011, this note was included in due to related party. In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

In March 2009, the Company issued a promissory note amounting to $20,000 to the Chief Executive Officer of the Company. This note is payable in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and was payable in September 2009. In October 2009, the Company and the Chief Executive Officer of the Company agreed to change the term of this promissory note into a demand note. During 2012, the Company repaid the Chief Executive Officer the total balance of this note.

In May 2009, the Company issued a promissory note amounting $5,000 to the Chief Executive Officer of the Company. This note is payable in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in November 2009. In November 2009, the Company and the Chief Executive Officer of the Company agreed to change the term of this promissory note into a demand note. During 2012, the Company repaid the Chief Executive Officer the total balance of this note.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010. During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of December 31, 2012.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $18,799 and $14,893 as of December 31, 2012 and December 31, 2011, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2012 and December 31, 2011, the Company had a payable to the Chief Executive Officer of the Company amounting to $32,091 and $97,824, respectively. These advances are included in Due to Related Parties on the Company’s financial statements and are short-term in nature and non-interest bearing.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2012 and 2011, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $4,900, respectively. These advances are included in Due to Related Parties on the Company’s financial statements and are short-term in nature and non-interest bearing.

The Company had accrued salaries payable to the Chief Executive Officer and a Principal Officer of the Company as of December 31, 2011 totaling $785,267 which was included in accrued expenses.  During the quarter ended June 30, 2012 the Company paid accrued salaries to the CEO in the amount of $379,281.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of December 31, 2012 the balance on the notes payable related to the accrued salaries remained at $429,439.

NOTE 10 – ACCRUED PAYROLL TAXES

As of December 31, 2012 and 2011, the Company recorded a liability related to unpaid payroll taxes of $227,060 and $189,359. These amounts including interest and penalties related to years ended December 31, 2007 through December 31, 2010. Such amount has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $3,686,000 at December 31, 2012, expiring through the year 2032. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts. The Company last file an income tax return for year ended December 31, 2010.

The Company last filed an income tax return for the year ended December 31, 2010.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2012 and 2011:

	2012	2011
Tax benefit computed at “expected” statutory rate	$(390,000)	$(469,000)
State income taxes, net of benefit	(40,000)	(54,000)
Stock based compensation and other permanent differences	220,000	46,000
Increase in valuation allowance	210,000	520,000
Net income tax benefit	$-	$-

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforward	$1,419,000	$1,200,000
Accrued lease abandonment costs	62,000	62,000
Allowance for doubtful account	38,000	57,000
Accrued salaries	293,000	283,000
Total Deferred tax assets	1,812,000	1,602,000
Less: Valuation allowance	(1,812,000)	(1,602,000)
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2012 and 2011, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $210,000.

NOTE 12 – SUBSEQUENT EVENTS

In March 2013 the Company issued 3 million shares of common stock in connection with the conversion of a note payable.