Form 10-Q
period 2013-03-31
DIRECTVIEW HOLDINGS INC
filed 2013-05-29
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 167,359,134 shares of common stock are issued and outstanding as of May 20, 2013.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2013

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Nevada corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

●	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of March 31, 2013) and a company organized under the laws of the state of Florida.

●	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

back to toc

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10K for the year ended December 31, 2012 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

back to toc

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$8,030	$2,951
Accounts Receivable - Net	54,945	27,735
Other Current Assets	2,952	7,241

Total Current Assets	65,927	37,927

PROPERTY AND EQUIPMENT - Net	78	153
OTHER ASSETS	100	100

Total Assets	$66,105	$38,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$43,800	$51,750
Short Term Advances	146,015	110,136
Notes Payable	198,792	198,792
Accounts Payable	367,476	363,253
Accrued Expenses	1,017,104	914,552
Due to Related Parties	533,264	532,839
Derivative Liability	79,772	37,969
Total Current Liabilities	2,386,223	2,209,291

Total Liabilities	2,386,223	2,209,291

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 500,000,000 Shares Authorized;
167,359,134 and 164,359,134 shares issued and outstanding at March 31, 2013
and December 31, 2012, respectively)	16,736	16,436
Additional Paid-in Capital	13,319,357	13,337,703
Accumulated Deficit	(15,663,999)	(15,524,502)

Total DirectView Holdings, Inc. Stockholders' Deficit	(2,327,906)	(2,170,363)

Non-Controlling Interest in Subsidiary	7,788	(748)

Total Stockholders' Deficit	(2,320,118)	(2,171,111)

Total Liabilities and Stockholders' Deficit	$66,105	$38,180

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

back to toc

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

NET SALES:
Sales of Product	$59,940	$15,567
Service	27,624	8,670
Total Net Sales	87,564	24,237

COST OF SALES:
Cost of Product	35,944	22,310
Cost of Service	16,857	5,380
Total Cost of Sales	52,801	27,690

GROSS PROFIT	34,763	(3,453)

OPERATING EXPENSES:
Depreciation	75	75
Bad Debt Expenses	-	(29,675)
Compensation and Related Taxes	89,711	114,259
Other Selling, General and Administrative	47,370	48,514

Total Operating Expenses	137,156	133,173

LOSS FROM OPERATIONS	(102,393)	(136,626)

OTHER INCOME (EXPENSES):
Other Income	-	4,981
Change in fair value of derivative liabilities	(657)	(156)
Interest Expense	(27,910)	(13,972)

Total Other (Expense) Income	(28,567)	(9,147)

NET LOSS	(130,960)	(145,773)

Less: Net (Gain) Loss Attributable to Non-Controlling Interest	(8,537)	9,063

Net Loss Attributable to DirectView Holdings, Inc.	$(139,497)	$(136,710)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	164,759,134	76,567,363

See accompanying notes to consolidated financial statements.

back to toc

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,960)	$(145,773)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	75	75
Change in fair value of derivative liability	657	156
Amortization of debt discount	15,150	2,038
Bad debt expenses	-	(29,376)
(Increase) Decrease in:
Accounts receivable	(27,210)	4,934
Other current assets	4,289	6,651
Other assets	-	200
Increase (Decrease) in:
Accounts payable	4,223	5,954
Accrued expenses	102,551	122,235
Deferred revenue	-	(32)

Net Cash Flows Used in Operating Activities	(31,225)	(32,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	782
Net proceeds from short term advances	35,879	-
Due to related parties	425	25,141

Net Cash Flows Provided by Financing Activities	36,304	25,923

Net Increase (Decrease) in Cash	5,079	(7,015)

Cash - Beginning of Period	2,951	7,248

Cash - End of Period	$8,030	$233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$-	$10,288
Issuance of common stock in connection with conversion of convertible promissory note	$5,100	$10,000
Initial recognition of derivative liability	$46,983	$-

See accompanying notes to consolidated financial statements.

back to toc

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2013

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

The Company has the following four subsidiaries: DirectView Video Technologies Inc., Ralston Communication Services Inc., Meeting Technologies Inc. and DirectView Security Systems Inc.

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company’s,  three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of  approximately 58% (42% is owned by non-controlling interests with 23% owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of March 31, 2013, and 100% prior to January 2011.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes as of and for the year ended December 31, 2012.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2013, and the results of operations and cash flows for the three months ending March 31, 2013 have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain amounts for the have been reclassified within the three month period ended March 31, 2012 to conform with the presentation of the three month period ended March 31, 2013.  Included is the presentation of non-controlling interests in the statement of cash flows.  This reclassification has no effect on net loss for the period.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, valuation of  stock-based compensation, accrued expenses pertaining to abandoned lease office space, the useful life of property and equipment, the assumptions used to calculate beneficial conversion on notes payable, valuation of common stock issued for services and derivative liabilities.

back to toc

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements.  In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2013, the Company recorded a non-controlling interest of $7,788 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the three months ended March 31, 2013 and for the year ended December 31, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2013 and December 31, 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

back to toc

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2013

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company uses specific identification of accounts to reserve possible uncollectible receivables.   The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2013 and December 31, 2012, management determined that an allowance is necessary which amounted to $99,215 and $99,215, respectively. During the three months ended March 31, 2013 and 2012, the Company had expense (recovery) of $0 and $(29,675), respectively of uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended March 31, 2013 and 2012 were deemed to be not material.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and were deemed to be not material for the three months ended March 31, 2013 and 2012, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.  There was no inventory at March 31, 2013 and December 31, 2012.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2013 and 2012.

back to toc

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2013

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

back to toc

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2013

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

During the three months ended March 31, 2013, two customers accounted for 98% of revenues. The following is a list of percentage of revenue generated by the two customers:

Customer 1                      87%
Customer 2                      11%

During the three months ended March 31, 2012, one customer accounted for 78% of the Company’s revenues.

During the three months ended March 31, 2013, two customers accounted for 95% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1                      78%
Customer 2                      17%

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At March 31, 2013, the Company has 47,275,262 shares equivalent issuable pursuant to embedded conversion features. As of March 31, 2012, the Company had 10,344,828 shares equivalently issuable pursuant to embedded conversion features.

back to toc

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2013

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

 In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have a material impact on the Company's financial statements.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2013, the Company had an accumulated deficit of approximately $15.7 million, a stockholders’ deficit of approximately $2.3 million and a working capital deficiency of $2,320,296. Additionally, for the three months March 31, 2013, the Company incurred net losses of $130,960 and had negative cash flows from operations in the amount of $31,225.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

back to toc

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2013

 NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2013	December 31, 2012
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,693)	(2,618)
		$78	$153

For the three months ended March 31, 2013 and 2012, depreciation expense amounted to $75 and $75, respectively.

NOTE 4 – NOTES PAYABLE

Senior secured promissory notes aggregating an original principal of $85,500 issued in 2008. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and are be payable on April 1, 2011. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share.  The balance of the senior secured promissory note amounted to $17,000 as of March 31, 2013 and December 31, 2012.  The notes are in default at March 31, 2013.  The Company is currently in negotiations with the note holder to extend the maturity date once again.

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at March 31, 2013.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011.  The note is in default as of March 31, 2013.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. The balance of these unsecured notes payable is $20,000 as of March 31, 2013 and December 31, 2012.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum.  As of March 31, 2013 and December 31, 2012 the notes amounted to $116,792 and $116,792.

As of March 31, 2013 and December 31, 2012, notes payable - amounted to $198,792 and $198,792, respectively.

Accrued interest on the notes payable amounted to approximately $118,000 and $113,000 as of March 31, 2013 and December 31, 2012, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the year ended December 31, 2012, an unrelated party advanced a total of $110,136 to the Company. This advance is payable in cash and is non interest bearing and due on demand.  During the three months ended March 31, 2013 the unrelated party advanced additional funds, the balance as of March 31, 2013 totaled $146,015.

back to toc

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2013

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

During the three months ended March 31, 2013, note holders’ converted $5,100 of convertible notes payables into 3,000,000 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.0017 per share.

Convertible promissory note consisted of the following:

	March 31, 2013	December 31, 2012
Secured convertible promissory note	$46,650	$51,750

Less: debt discount	(2,850)	-

Secured convertible promissory note – net	$43,800	$51,750

As of March 31, 2013 and December 31, 2012, amortization of debt discount amounted to $15,150 and $0, respectively, and is included in interest expense.

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

In connection with the convertible promissory notes outstanding as of March 31, 2013, the Company has determined that the terms of the convertible promissory notes issued include provisions whereby after 180 days from the date of issuance the holders can convert at prices range between 30% and 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the conversion date. Accordingly, the convertible instrument is accounted for as a derivative liability as of March 31, 2013 and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $79,772 and $37,969 as of March 31, 2013 and December 31, 2012 respectively.  The loss resulting from the increase in fair value of these convertible instruments was $657 for the three months ended March 31, 2013 and $156 for the three months ended March 31, 2012.

back to toc

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2013

NOTE 7 – DERIVATIVE LIABILITY (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2013 to March 31, 2013:

Conversion feature
derivative liability
Balance at December 31, 2012	$37,969
Recognition of derivative liability	46,983
Effect of conversion	(5,837)
Change in fair value included in earnings	657
Balance at March 31, 2013	$79,772

Total derivative liability at March 31, 2013 amounted to $79,772.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2013
Expected volatility	195% - 292%
Expected term	3 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

NOTE 8 – STOCKHOLDERS’ DEFICIT

In March 2013, the Company issued 3,000,000 shares in connection with the conversion of the convertible promissory note issued in September 2012 for a total amount of $5,100.  Pursuant to the terms of the convertible promissory notes the Company valued these common shares at a 58% discount to the quoted market price or $0.0017 per share.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party at March 31 2013 and December 31, 2012 was $52,347 and $52,347, respectively. As of March 31, 2013 and December 31, 2012, this note was included in due to related party. In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.  The balance of the note was at $10,843 as of March 31 2013 and December 31, 2012.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $19,507 and $18,799 as of March 31, 2013 and December 31, 2012, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2013 and December 31, 2012, the Company had a payable to the Chief Executive Officer of the Company amounting to $32,516 and $32,091, respectively. These advances are included in Due to Related Parties on the Company’s financial statements and are short-term in nature and non-interest bearing.

back to toc

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2013

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2013 and December 31, 2012, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,119, respectively. These advances are included in Due to Related Parties on the Company’s financial statements and are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of March 31, 2013 and December 31, 2012 the balance on the notes payable related to the accrued salaries remained at $429,439.

NOTE 10 – ACCRUED PAYROLL TAXES

As of March 31, 2013 and December 31, 2012, the Company recorded a liability related to unpaid payroll taxes of $246,072 and $227,060.  The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the company not remitting payroll tax liabilities.  Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

On May 20, 2013 a note holder of the Company assigned its note to third parties.  In connection with the assignment, the Company agreed to modify the terms of conversion with respect to the new note holders.

back to toc

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

Our net sales are not sufficient to fund our operating expenses.  We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company.  These funds, however, are not sufficient to pay all of our expenses or to provide the additional capital we believe is necessary to permit us to market our company in an effort to increase our sales.  We are always looking for opportunities with new dealers, and plan to evaluate the market for our products throughout 2013 to determine whether we should hire additional employees in our sales force. We seek to establish brand identity for our company, communicate our brand and its values to investors and customers, build a relationship and reinforce existing relationships and further trigger recognition through telemarketing and hiring additional sales people to our sales staff. We believe that these strategies will provide an avenue for us to increase consumer usage of our technology, increase demand for our products and generate revenues. No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

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

back to toc

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, valuation of  stock-based compensation, accrued expenses pertaining to abandoned lease office space, the useful life of property and equipment, the assumptions used to calculate beneficial conversion on notes payable, valuation of common stock issued for services and derivative liabilities.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company uses specific identification of accounts to reserve possible uncollectible receivables.   The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2013 and December 31, 2012, management determined that an allowance is necessary which amounted to $99,215 and $99,215, respectively. During the three months ended March 31, 2013 and 2012, the Company had expense (recovery) of $0 and $29,675, respectively of uncollectible accounts receivable.

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

back to toc

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

back to toc

 Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net Sales

Overall, our net sales for the three months ended March 31, 2013 increased approximately 285% from the comparable period in 2012.  The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2012 to 2013:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	$	% of Total	$	% of Total	Variance
Sale of product	59,940	68%	15,567	64%	285%
Service	27,624	32%	8,670	36%	219%
Total	87,564	100%	24,237	100%	261%

Sales of product for the three months ended March 31, 2013 increased approximately 285% as compared to the three months ended March 31, 2012.   Services revenue increased by approximately 219% due to marketing efforts and one customer in 2013 increasing its service needs over 2012.

Net sales increased due to one customer increasing its product and service needs.  In an effort to continue to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the three months ended March 31, 2013, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of product includes product and delivery costs relating to the sale of product revenue.  Cost of services includes labor and installation for service revenue.   Overall, cost of sales increased approximately 91% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2012 to 2013:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	$	% of Total	$	% of Total	Variance
Cost of product	35,944	68%	22,310	81%	61%
Cost of service	16,857	32%	5,380	19%	213%
Total	52,801	100%	27,690	100%	91%

During the three months ended March 31, 2013, our cost of product increased approximately 61% as compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, our cost of services increased 213% as compared to the three months ended March 31, 2012.  The increase of cost of sales is due to increased net sales.

Total operating expenses for the three months ended March 31, 2013 were $137,156, an increase of $3,983, or approximately 3%, from total operating expenses for the comparable three months ended March 31, 2012 of $133,173.

back to toc

Loss from operations

We reported a loss from operations of $102,393 for the three months ended March 31, 2013 compared to a loss from operations of $136,626 for the three months ended March 31, 2012.  A decrease of $34,233, or 25% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Other Income (Expenses)

Total other (expense) income was ($28,567) and ($9,147) for the three months ended March 31, 2013 and March 31, 2012.  An increase of other (expense) income of $19,420 or 212% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase in other (expense) income is primarily attributable to increase interest expense related to convertible note payable.

Net loss

We reported a net loss of $130,960 for the three months ended March 31, 2013 compared to a net loss of $145,773 for the three months ended March 31, 2012.  We reported a net gain attributable to non-controlling interest of $8,537 during the three months ended March 31, 2013. We reported a net loss attributable to non-controlling interest of $9,063 during the three months ended March 31, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2013 we had a cash balance of $8,030 and a working capital deficit of $2,320,296.

We reported a net decrease in cash for the three months ended March 31, 2013 of $5,079. While we currently have no material commitments for capital expenditures, at March 31, 2013 we owed approximately $199,000 under various notes payable and $44,000 under convertible promissory notes.  We do not presently have any external sources of working capital.

At March 31, 2013 the Company owed the executive officer and director of the Company $40,635 for amounts they have advanced to the Company for working capital.  These amounts are non interest bearing and due upon demand.  The Company also has outstanding notes payable to the officers totaling $492,629; of which $481,786 bears interest at 3%, and the remaining $10,843, bears interest at 12%.   The terms of the promissory notes are due on demand.

At March 31, 2013 the Company owed $146,015 to Regal Capital, formerly a related party, which is due upon demand and bears 0% interest. The Company also owed Regal Capital $116,792 in notes payable which bear a 12% interest rate.

Accrued liabilities were $1,017,104 as of March 31, 2013 consist of the following:

·        Accrued salaries for certain employees amounting to $365,365
·        Accrued commissions for certain employees amounting to $60,590
·        Sales tax payable of $18,759
·        Lease abandonment charges of $164,375
·        Accrued interest of $159,843
·        Accrued payroll liabilities and taxes of $246,072
·        Other accrued expenses of $2,100

back to toc

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $130,960 and net loss attributable to DirectView Holdings Inc. of $139,497 during the three months ended March 31, 2013.  At March 31, 2013 we had a working capital deficit of $$2,320,296. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable during the remainder of fiscal 2013.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the three months ended March 31, 2013 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2013 amounted to $31,225 and was primarily attributable to our net loss of $130,960, offset by depreciation of $75, debt discount of $15,150, total changes in assets and liabilities of $83,854 and offset by change in fair value of derivative liability of $657.  Net cash flows used in operating activities for the three months ended March 31, 2012 amounted to $32,938 and was primarily attributable to our net loss of $145,773, offset by depreciation of $75, debt discount of $2,038, bad debt expense (gain) of ($29,376), total changes in assets and liabilities of $139,942 and offset by change in fair value of derivative liability of $156.

Financing activities

Net cash flows provided by financing activities was $36,304 for the three months ended March 31, 2013. We had proceeds from related party advances of $36,304.  Net cash flows provided by financing activities was $25,923 for the three months ended March 31, 2012. We received net proceeds from related party advances of $25,141 and a bank overdraft of $782.

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

The following tables summarize our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$40,635	40,635	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$351,025	351,025	—	—	—

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

back to toc

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2012, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

back to toc

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

back to toc

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: May 24, 2013	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: May 24, 2013	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer