Form 10-Q
period 2013-06-30
DIRECTVIEW HOLDINGS INC
filed 2013-08-19
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 183,679,278 shares of common stock are issued and outstanding as of August 19, 2013.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2013

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Nevada corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

●	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of June 30, 2013) and a company organized under the laws of the state of Florida.

●	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$1,215	$2,951
Accounts Receivable - Net	83,903	27,735
Other Current Assets	3,151	7,241

Total Current Assets	88,269	37,927

PROPERTY AND EQUIPMENT - Net	3	153
OTHER ASSETS	100	100

Total Assets	$88,372	$38,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$48,650	$51,750
Short Term Advances	146,015	110,136
Notes Payable	191,152	198,792
Accounts Payable	382,796	363,253
Accrued Expenses	1,117,792	914,552
Due to Related Parties	586,996	532,839
Derivative Liability	79,636	37,969
Total Current Liabilities	2,553,037	2,209,291

Total Liabilities	2,553,037	2,209,291

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 500,000,000 Shares Authorized;
243,759,134 and 164,359,134 shares issued and outstanding at June 30, 2013
and December 31, 2012, respectively)	24,376	16,436
Additional Paid-in Capital	13,314,358	13,337,703
Accumulated Deficit	(15,815,633)	(15,524,502)

Total DirectView Holdings, Inc. Stockholders' Deficit	(2,476,899)	(2,170,363)

Non-Controlling Interest in Subsidiary	12,234	(748)

Total Stockholders' Deficit	(2,464,665)	(2,171,111)

Total Liabilities and Stockholders' Deficit	$88,372	$38,180

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES:
Sales of Product	$61,703	$12,866	$121,643	$28,401
Service	13,718	11,675	41,342	20,377
Total Net Sales	75,421	24,541	162,985	48,778

COST OF SALES:
Cost of Product	20,415	4,941	56,359	20,831
Cost of Service	23,484	4,147	38,907	15,947
Total Cost of Sales	43,899	9,088	95,266	36,778

GROSS PROFIT	31,522	15,453	67,719	12,000

OPERATING EXPENSES:
Depreciation	75	75	150	150
Bad Debt Expenses	-	29,675	-	-
Compensation and Related Taxes	89,330	510,365	176,922	624,624
Other Selling, General and Administrative	79,428	73,853	130,354	122,367
Total Operating Expenses	168,833	613,968	307,426	747,141

LOSS FROM OPERATIONS	(137,311)	(598,515)	(239,707)	(735,141)

OTHER INCOME (EXPENSES):
Other Income	146	16,335	146	21,316
Change in fair value of derivative liabilities	5,134	5,407	4,478	5,251
Other Expense	-	(4,049)	-	(4,049)
Interest Expense	(15,156)	(29,116)	(43,066)	(43,088)

Total Other (Expense) Income	(9,876)	(11,423)	(38,442)	(20,570)

NET LOSS	(147,187)	(609,938)	(278,149)	(755,711)

Less: Net (Gain) Loss Attributable to Non-Controlling Interest	(4,445)	(3,182)	(12,982)	5,881

Net Loss Attributable to DirectView Holdings, Inc.	$(151,632)	$(613,120)	$(291,131)	$(749,830)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$(0.01)	$-	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	167,527,046	95,161,692	167,659,024	85,864,528

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,149)	$(755,711)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation	150	150
Common stock issued for compensation	-	400,000
Change in fair value of derivative liability	(4,478)	(5,251)
Amortization of debt discount	18,000	2,038
Noncash interest charges	2,000	-
Bad debt expenses	-	(2,258)
(Increase) Decrease in:
Accounts receivable	(56,168)	-
Other current assets	4,090	10,929
Other assets	-	200
Increase (Decrease) in:
Accounts payable	19,543	2,518
Accrued expenses	203,240	255,009
Deferred revenue	-	(32)

Net Cash Flows Used in Operating Activities	(91,772)	(92,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	-	83,763
Net proceeds from sale of common stock	-	18,934
Net proceeds from short term advances	35,879	213,821
Due to related parties	54,157	(74,194)

Net Cash Flows Provided by Financing Activities	90,036	242,324

Net Increase (Decrease) in Cash	(1,736)	149,916

Cash - Beginning of Period	2,951	7,248

Cash - End of Period	$1,215	$157,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$-	$37,335
Issuance of common stock in connection with conversion of
convertible promissory note	$12,740	$29,250
Conversion of related party advance to related party note payable	$-	$745,613
Initial recognition of derivative liability	$51,982	$-

See accompanying notes to unaudited consolidated financial statements.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2013

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

Basis of Presentation and Principles of Consolidation

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

The Company has the following four subsidiaries: DirectView Video Technologies Inc., Ralston Communication Services Inc., Meeting Technologies Inc. and DirectView Security Systems Inc. The consolidated financial statements include the accounts of the Company’s three wholly-owned subsidiaries, and a subsidiary with a majority voting interest of approximately 58% (42% is owned by non-controlling interests of which 23% is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of June 30, 2013, and 100% prior to January 2011.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2013, and the results of operations and cash flows for the six months ending June 30, 2013 have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain amounts have been reclassified within the six month period ended June 30, 2012 to conform with the presentation of the six month period ended June 30, 2013. Included is the presentation of non-controlling interests in the statement of cash flows. This reclassification has no effect on net loss for the period.

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
For the Six Months Ended June 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”). This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2013, the Company recorded a non-controlling interest of $12,234 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the six months ended June 30, 2013 the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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
For the Six Months Ended June 30, 2013

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2013 and December 31, 2012, management determined that an allowance is necessary which amounted to $99,215 and $99,215, respectively. During the six months ended June 30, 2013 and 2012, the Company had bad debt expense of $0 and $29,675.

Advertising

Advertising is expensed as incurred. Advertising expenses for the six months ended June 30, 2013 and 2012 were deemed to be not material.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and were deemed to be not material for the six months ended June 30, 2013 and 2012, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method. There was no inventory at June 30, 2013 and December 31, 2012.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2013 and 2012.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2013

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
For the Six Months Ended June 30, 2013

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

During the six months ended June 30, 2013, one customer accounted for 82% of the Company’s revenues.

During the six months ended June 30, 2012, two customers accounted for 89% of the Company’s revenues. The following is a list of percentage of revenues generated by the two customers:

Customer 1                      58%
Customer 2                      31%

During the six months ended June 30, 2013, two customers accounted for 87% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1                      76%
Customer 2                      11%

As of December 31, 2012, two customers accounted for 90% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1                      57%
Customer 2                      33%

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At June 30, 2013, the Company has 9,335,489 share equivalents issuable pursuant to embedded conversion features. As of June 30, 2012, the Company had 8,793,093 share equivalents issuable pursuant to embedded conversion features.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2013

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2013, the Company had an accumulated deficit of approximately $15.8 million, a stockholders’ deficit of approximately $2.5 million and a working capital deficiency of $2,464,768. Additionally, for the six months June 30, 2013, the Company incurred net losses of $278,149 and had negative cash flows from operations in the amount of $91,772. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2013	December 31, 2012

Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,768)	(2,618)
		$3	$153

For the six months ended June 30, 2013 and 2012, depreciation expense amounted to $150 and $150, respectively.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2013

NOTE 4 – NOTES PAYABLE

Senior secured promissory notes aggregating an original principal of $85,500 were issued in 2008. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and are payable on April 1, 2011. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share. The balance of the senior secured promissory note amounted to $17,000 as of June 30, 2013 and December 31, 2012. The notes are in default at June 2013. The Company is currently in negotiations with the note holder to extend the maturity date.

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at June 30, 2013. The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In June 2013 the note holder converted $7,640 into common shares. The balance of the unsecured note payable amounted to $37,360 as of June 30, 2013 and $45,000 as of December 31, 2012.

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. The Company may prepay these notes in cash or equivalent securities at any time without penalty. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011. The note is in default as of June 30, 2013. The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. The balance of these unsecured notes payable is $20,000 as of June 30, 2013 and December 31, 2012.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of June 30, 2013 and December 31, 2012 the notes amounted to $116,792 and $116,792.

As of June 30, 2013 and December 31, 2012, notes payable amounted to $191,152 and $198,792, respectively.

Accrued interest on the notes payable amounted to approximately $124,000 and $113,000 as of June 30, 2013 and December 31, 2012, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the year ended December 31, 2012, an unrelated party advanced a total of $110,136 to the Company. This advance is payable in cash and is non interest bearing and due on demand. During the six months ended June 30, 2013 the unrelated party advanced additional funds and the balance as of June 30, 2013 totaled $146,015.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2013

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

During the three months ended March 31, 2013, note holders’ converted $5,100 of convertible notes payables into 3,000,000 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.0017 per share. In May 2013 a note holder assigned it’s note to two third party entities. The Company agreed to increase the value of the note by $2,000 in total to the third parties.

Convertible promissory note consisted of the following:

	June 3, 2013	December 31, 2012
Secured convertible promissory note	$48,650	$51,750

Less: debt discount	-	-

Secured convertible promissory note – net	$48,650	$51,750

All debt discount related to these convertible promissory notes have been fully recognized as of March 31, 2013. As of June 30, 2013 and December 31, 2012, amortization of debt discount amounted to $18,000 and $0, respectively, and is included in interest expense.

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

In connection with the convertible promissory notes outstanding as of June 30, 2013, the convertible notes' conversion features include adjustments for dilutive issuances (i.e. "ratchet provisions"). These provisions give rise to the derivative liabilities accounted for by the Company in accordance with ASC 815. The Company has determined that the terms of the convertible promissory notes issued include provisions whereby after 180 days from the date of issuance the holders can convert at prices range between 30% and 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the conversion date. Accordingly, the convertible instrument is accounted for as a derivative liability as of June 30, 2013 and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $79,636 and $37,969 as of June 30, 2013 and December 31, 2012 respectively. The gain resulting from the decrease in fair value of these convertible instruments was $4,478 for the six months ended June 30, 2013 and $5,251 for the six months ended June 30, 2012.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2013

NOTE 7 – DERIVATIVE LIABILITY (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2013 to June 30, 2013:

Conversion feature
derivative liability
Balance at December 31, 2012	$37,969
Recognition of derivative liability	51,982
Effect of conversion	(5,837)
Change in fair value included in earnings	(4,478)
Balance at June 30, 2013	$79,636

Total derivative liability at June 30, 2013 amounted to $79,636.

During the quarter ended June 30, 2013 the company recorded a derivative liability in the amount of $4,999 for the issuance of an additional convertible note subject to a ratchet provision. During the quarter ended March 31, 2013 the company recorded a derivative liability in the amount of $46,983 for the issuance of convertible notes with ratchet provisions and removed $5,837 from derivative liabilities for the effect of conversions of notes with ratchet provisions into common stock.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2013

Expected volatility	195% - 292%
Expected term	3 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

NOTE 8 - STOCKHOLDERS’ DEFICIT

In March 2013, the Company issued 3,000,000 shares in connection with the conversion of a convertible promissory note issued in September 2012 for a total amount of $5,100. The contractual conversion price was based on a 58% discount to the quoted market price or $0.0017 per share.

Pursuant to the terms of a promissory note issued in January 2007 the Company issued 7,640,000 common shares in June 2013 at market value of .001 per share totaling $7,640.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2013

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010. The amount due to such related party at June 30, 2013 and December 31, 2012 was $52,347 and $52,347, respectively. As of June 30, 2013 and December 31, 2012, this note was included in due to related party. In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010. The balance of the note was at $10,843 as of June 30, 2013 and December 31, 2012.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $19,831 and $18,799 as of June 30, 2013 and December 31, 2012, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At June 30, 2013 and December 31, 2012, the Company had a payable to the Chief Executive Officer of the Company amounting to $86,248 and $32,091, respectively. These advances are included in Due to Related Parties on the Company’s financial statements and are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At June 30, 2013 and December 31, 2012, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,119, respectively. These advances are included in Due to Related Parties on the Company’s financial statements and are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries. As of June 30, 2013 and December 31, 2012 the balance on the notes payable related to the accrued salaries remained at $429,439.

NOTE 10 - ACCRUED PAYROLL TAXES

As of June 30, 2013 and December 31, 2012, the Company recorded a liability related to unpaid payroll taxes of $249,738 and $227,060. The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the company not remitting payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements.

On August 14, 2013 the Company paid $43,176 toward the outstanding payroll tax liabilities.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2013

NOTE 11 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company has a majority voting interest of approximately 58% in one of its subsidiaries, Directview Security Systems, Inc. The following table shows the changes to the balance of the non-controlling interest in the subsidiary reported on June 30, 2013.

Non-Controlling
Interest

Balance at December 31, 2012	$(748)

Net loss for the period	$12,982

Balance at June 30, 2013	12,234

NOTE 12 – SUBSEQUENT EVENTS

In July 2013 note holders of the Company converted $22,920 into 22,920,000 common shares pursuant to the terms of their convertible promissory notes.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2013 and December 31, 2012, management determined that an allowance is necessary which amounted to $99,215 and $99,215, respectively. During the six months ended June 30, 2013 and 2012, the Company had bad debt expense of $0 and $29,675.

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

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

Net Sales

Overall, our net sales for the three and six months ended June 30, 2013 increased approximately 207% and 234% respectively, from the comparable periods in 2012. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2012 to 2013:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	$	% of Total	$	% of Total	Variance
Sale of product	61,703	82%	12,866	52%	380%
Service	13,718	18%	11,675	48%	17%
Total	75,421	100%	24,541	100%	207%

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	$	% of Total	$	% of Total	Variance
Sale of product	121,643	75%	28,401	58%	328%
Service	41,342	25%	20,377	42%	103%
Total	162,985	100%	48,778	100%	234%

Sales of product for the three and six months ended June 30, 2013 increased approximately 380% and 328% as compared to the three and six months ended June 30, 2012. The increase is primarily due to one customer increasing its product needs over 2012. Services revenue for the three and six months ended June 30, 2013 increased by approximately 17% and 103% due to marketing efforts and one customer in 2013 increasing its service needs over 2012.

Net sales increased due to one customer increasing its product and service needs. In an effort to continue to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized increased sales during the three and six months ended June 30, 2013, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased approximately 383% and 159% for the three and six months ended June 30, 2013 respectively as compared to the three and six months ended June 30, 2012. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2012 to 2013:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	$	% of Total	$	% of Total	Variance
Cost of product	20,415	47%	4,941	54%	313%
Cost of service	23,484	53%	4,147	46%	466%
Total	43,899	100%	9,088	100%	383%

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	$	% of Total	$	% of Total	Variance
Cost of product	56,359	59%	20,831	57%	171%
Cost of service	38,907	41%	15,947	43%	144%
Total	95,266	100%	36,778	100%	159%

During the three and six months ended June 30, 2013, our cost of product increased approximately 313% and 171% respectively as compared to the three and six months ended June 30, 2012. During the three and six months ended June 30, 2013, our cost of services increased 466% and 144% respectively as compared to the three and six months ended June 30, 2012. The increase of cost of sales is due to increased net sales.

Total operating expenses for the three and six months ended June 30, 2013 were $168,833 and $307,426 respectively, a decrease of $445,135 and $439,715, or approximately 73% and 59%, from total operating expenses for the comparable three and six months ended June 30, 2012 of $613,968 and $747,141 respectively. The decrease in operating expenses is primarily attributed to stock based compensation recognized in 2012.

Loss from operations

We reported a loss from operations of $137,311 and $239,707 for the three and six months ended June 30, 2013 compared to a loss from operations of $598,515 and $735,141for the three and six months ended June 30, 2012. A decrease of $461,204, or 77% for the three months ended June 30, 2013 and $495,434 or 67% for the six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.

Other Income (Expenses)

Total other (expense) income was ($9,876) and ($38,442) for the three and six months ended June 30, 2013 and total other (expense) income was ($11,423) and ($20,570) for the three and six months ended June 30, 2012. A decrease of other (expense) income of $1,547 or 14% for the three months ended June 30, 2013 and an increase of other (expense) income of ($17,872) or 87% for the six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. The increase in other (expense) income is primarily attributable to increase interest expense related to convertible note payable and a decrease of other income related to debt forgiveness recognized for the six months ended June 30, 2012.

Net loss

We reported a net loss of $147,187 and $278,149 for the three and six months ended June 30, 2013, respectively, as compared to a net loss of $609,938 and $755,711for the three and six months ended June 30, 2012, respectively. We reported a net gain attributable to non-controlling interest of $4,445 and $12,982 during the three and six months ended June 30, 2013. We reported a net gain attributable to non-controlling interest of $3,182 and a net loss attributable to non-controlling interest of $5,881 during the three and six months ended June 30, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2013 we had a cash balance of $1,215 and a working capital deficit of $2,464,768.

 We reported a net decrease in cash for the six months ended June 30, 2013 of $1,736. While we currently have no material commitments for capital expenditures, at June 30, 2013 we owed approximately $191,000 under various notes payable and $49,000 under convertible promissory notes. We do not presently have any external sources of working capital.

At June 30, 2013 the Company owed the executive officer and director of the Company $94,367 for amounts they have advanced to the Company for working capital. These amounts are non interest bearing and due upon demand. The Company also has outstanding notes payable to the officers totaling $492,629; of which $481,786 bears interest at 3%, and the remaining $10,843, bears interest at 12%. The terms of the promissory notes are due on demand.

At June 30, 2013 the Company owed $146,015 to Regal Capital, formerly a related party, which is due upon demand and bears 0% interest. The Company also owed Regal Capital $116,792 in notes payable which bear a 12% interest rate.

Accrued liabilities were $1,117,792 as of June 30, 2013 consist of the following:

●   Accrued salaries for certain employees amounting to $451,573
●   Accrued commissions for certain employees amounting to $60,590
●   Sales tax payable of $19,191
●   Lease abandonment charges of $164,375
●   Accrued interest of $171,643
●   Accrued payroll liabilities and taxes of $249,738
●   Other accrued expenses of $682

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $278,149 and net loss attributable to DirectView Holdings Inc. of $291,131 during the six months ended June 30, 2013. At June 30, 2013 we had a working capital deficit of $2,464,768. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable during the remainder of fiscal 2013. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the six months ended June 30, 2013 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2013 amounted to $91,772 and was primarily attributable to our net loss of $278,149, offset by depreciation of $150, debt discount of $18,000, noncash interest charges of $2,000 and total changes in assets and liabilities of $170,705 and offset by change in fair value of derivative liability of $4,478. Net cash flows used in operating activities for the six months ended June 30, 2012 amounted to $92,408 and was primarily attributable to our net loss of $755,711, offset by depreciation of $150, bad debt expense (gain) of ($2,258), total changes in assets and liabilities of $247,874 and offset by change in fair value of derivative liability of $5,251.

Financing activities

Net cash flows provided by financing activities was $90,036 for the six months ended June 30, 2013. We had proceeds from related party advances of $54,157 and net proceeds from short term advances of $35,879. Net cash flows provided by financing activities was $242,324 for the six months ended June 30, 2012. We had repayments of related party advances of $74,194 offset by proceeds from notes payable of $83,763and advances of $213,821. Additionally, we had proceeds from the sale of common stock of $18,934.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

The following tables summarize our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Operating Leases	$164,375	164,375	—	—	—
Total Contractual Obligations:	$164,375	164,375	—	—	—

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2013.

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

DIRECTVIEW HOLDINGS, INC.

Date: August 19, 2013	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: August 19, 2013	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer