Form 10-K
period 2013-12-31
DIRECTVIEW HOLDINGS INC
filed 2014-04-15
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to__________________
Commission file number: 000-53741

DIRECTVIEW HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3053538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21218 Saint Andrews Blvd., suite 323, Boca Raton, FL	33433
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(561) 750-9777

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ]   No [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $731,277 on June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 307,919,134 shares of common stock are issued and outstanding as of April 14, 2014.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Nevada corporation, and each of our subsidiaries.

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

PART I

Item 1.               Business.

Corporate History

We were incorporated under the laws of the State of Delaware on October 6, 2006. In October 2006 we also acquired Ralston Communications and Meeting Technologies from DirectView, Inc., a Nevada corporation of which our executive officers and directors were officers and directors immediately prior to such acquisition, in exchange for the assumption by us of these subsidiaries working capital deficiencies and any and all trade credit and other liabilities. Immediately prior to this transaction, in conjunction with the acquisition by DirectView, Inc. of all of the stock of another entity which resulted in a change of control of DirectView, Inc., our executive officers and directors resigned their positions with DirectView, Inc.  Both Ralston Communications and Meeting Technologies had historically provided the video conferencing services we continue to provide.  Thereafter, in February 2007 we formed DirectView Security and in July 2007 we formed DirectView Video. On March 14, 2014, the Board of Directors and majority of the shareholders approved and ratified the Company’s reincorporation merger from Delaware to Nevada, amongst other corporate actions disclosed in the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 8, 2014.

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

In November 2008, Homeland Integrated Security Systems, Inc., a Florida corporation (name changed to DirectView Technology Group, Inc. and referred to hereafter as “Technology Group) entered into an acquisition agreement with Directview Video Technology, Inc. a Florida corporation (“Directview Video”). The agreement includes a condition to ultimate consummation of the transaction, a 30-day clause which provided for termination of the agreement in the event any of the payment or exchanges were not finalized. Technology Group failed to pay the consideration within 30 days of acquisition which resulted in a termination of such agreement. Thus the closing of this transaction did not occur or consummate. As a result of these transactions and events, Technology Group, Roger Ralston and the DirectView companies did not complete the acquisition and integration of the DirectView companies with Technology Group, and there has been no relationship between the parties since that time. Mr. Ralston, our CEO, or any of the employees of Directview Holdings do not presently hold any position or ownership of Technology Group.

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

CURRENT BUSINESS OPERATIONS

Through our subsidiaries, our business operates within two divisions (i) security and surveillance, and (ii) video conferencing services.  All of these entities combine to provide the services offered by Directview Holdings.  None of the employees or officers of Directview Holdings provide similar services for any other entity.

Security & Surveillance.  Designs and installs surveillance systems, digital video recording and services.

Video conferencing services:  Full-service provider of teleconferencing services.

Security and Surveillance

We provide our customers with a range of technologies in surveillance systems, digital video recording and services.  The systems provide onsite and remote video and audio surveillance. We offer several service options to protect and maintain each company's security investment which includes a customized security system. We assess each client’s security needs and challenges through an on-site survey, which is performed by specially trained technicians, consists of a video-taped analysis and in-depth interviews to determine each client's security needs. We also make recommendations for initiating or improving each client’s systems as well as, providing a plan for growth.   ion of all of the foregoing.  We are able to provide a plan for a simple addition or a major migration to a new platform. We provide the highest quality installations, from mobilization to final testing, certification and training.  We offer a complete line of non-proprietary products including:

DRV Recorders and Cameras	Video Intercoms

NVR Recorders and IP Cameras	Laser and Video Beam Perimeter Security

Motion Detection and Thermal Imagery	Security Design and Consulting

Remote Control Device Management	Equipment Maintenance Service Plans

Access Control Solutions

We have also developed customized software programs and applications to work with the products we offer to customers to enhance their convenience and capability.   We have developed a mobile application which we call the “DirectView Security App” to enable full remote management of deployed surveillance devices including positioning cameras, setting recording parameters, and replay of selected video.

We target businesses of various sizes ranging from residential to large scale businesses.  Our main markets can be divided into five categories which include:

-Transportation (Airports, Heliports, and Bus Terminals)
-Hospitality (Hotels, Golf Courses, and Bar/Restaurant)
-Industrial (Warehouse, Storage, and Manufacturing)
-Educational (Daycare, Private Schools, Learning Centers/Religious Organizations
-Residential (Condos/Co-ops, Property Management Companies, and Private Homes)

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

Marketing and Distribution

Our security systems division focuses a majority of its sales and marketing efforts in various industries to companies where there is space/room to be monitored by our surveillance camera systems. Our marketing efforts are done through direct sales force, referrals and our website.

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

We provide our security and surveillance and video conferencing sales force with ongoing training to ensure that it has the necessary expertise to effectively market and promote our business and solutions. In conjunction with manufacturer-sponsored programs, we provide existing and prospective customers with sales, advertising and promotional materials. Our technical and training personnel periodically attend installation and service training sessions offered by various manufacturers to enhance their knowledge and expertise in the installation and maintenance of the systems.

Competition

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

Our Customers

In 2013 three clients, Trump Organization, Trump Plaza New Rochelle, and Trump National Doral accounted for revenues of $101,368 which is approximately 40% of our total consolidated revenues in 2013.  In 2012 four clients, Trump Organization, Braver Stern Securities, LLC, European School of Economics, and Personalized Experts accounted for revenues of $101,474 which is approximately 83% of our total consolidated revenues in 2012.

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

Website

We maintain a website at www.directviewinc.com and www.directviewsecurity.com. Recently, the Company purchased the domain name www.directview.com which we intend to make our main website. The company paid approximately $4,000 for to obtain this website.

Intellectual Property

We do not have any intellectual property at this time.

Employees

We currently have seven employees which includes our 2 officers; Roger Ralston, CEO and Michele Ralston, CFO both of whom are full-time. None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

Item 1A.                 Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Related to Our Business

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS AND WE MAY BE FORCED TO CEASE OPERATIONS.

We have incurred losses since our inception, and have an accumulated deficit of approximately $17.4 million as of December 31, 2013.  Our operations have been financed primarily through the issuance of equity and debt.  For the year ended December 31, 2013, net loss and cash used in operations was $1,916,905 and $236,835, respectively.   We are constantly evaluating our cash needs and our burn rate, in order to make appropriate adjustments in operating expenses. We anticipate that our cash used in operations will continue to increase as a result of becoming a public company as a result of increased professional fees. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern.  If we are unable to continue as a going concern and were forced to cease operations, it is likely that our stockholders would lose their entire investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE WERE FORCED TO CEASE OUR BUSINESS AND OPERATIONS, YOU WOULD LOSE YOUR INVESTMENT IN OUR COMPANY.

Our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. At December 31, 2013, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains an explanatory paragraph raising doubt as to our ability to continue as a going concern as a result of our losses from operations, stockholders’ deficit and negative working capital. Our consolidated financial statements, which appear elsewhere in this form 10-K, are prepared assuming we will continue as a going concern.  The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

At December 31, 2013 we had approximately $215,000 of accrued but unpaid payroll taxes due the federal government which includes penalties and interest.  We do not have the funds necessary to satisfy this obligation.  If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Ralston, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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

WE MAY NEED TO RAISE CAPITAL OVER THE NEXT TWELVE MONTHS TO FUND OUR OPERATIONS.

In April 2014 the Company executed a $362,319, 8% secured convertible promissory note due on April 15, 2015.  The Company received net proceeds from this note of $333,333.  This note is convertible at a contractual rate of $0.02 per share subject to adjustment.

We do not have any additional commitments to provide capital and we cannot assure you that funds are available to us upon terms acceptable to us, if at all.  If we do not raise funds as needed, our ability to provide for current working capital needs and satisfy our obligations is in jeopardy.  In this event, you could lose all of your investment in our company.

BECAUSE WE SELL CAPITAL EQUIPMENT, OUR BUSINESS IS SUBJECT TO OUR CUSTOMERS’ CAPITAL BUDGET AND WE MAY SUFFER DELAYS OR CANCELLATIONS OF ORDERS.  ANY DOWNTURN IN THE U.S. ECONOMY MAY ADVERSELY IMPACT NET SALES IN FUTURE PERIODS.

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

OUR DEPENDENCE ON A LIMITED NUMBER OF THIRD-PARTY SUPPLIERS FOR KEY SURVEILLANCE, TELECONFERENCING AND CUSTOMIZED EQUIPMENT COULD PREVENT US FROM TIMELY DELIVERING OUR PRODUCTS TO OUR CUSTOMERS IN THE REQUIRED QUANTITIES, WHICH COULD RESULT IN ORDER CANCELLATIONS AND DECREASED REVENUES.

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

Roger Ralston, our Chairman and Chief Executive Officer, would have voting power equal to approximately 29% of our voting securities. As a result, management through such stock ownership rights has the ability to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

Risks Related to Our Stock

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	technological innovations or new products and services by us or our competitors;
●	additions or departures of key personnel;
●	sales of our common stock, particularly under any registration statement for the purposes of selling any other securities, including management shares;
●	negative sentiment from investors, customers, vendors and strategic partners due to doubt about our ability to continue as a going concern;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

WE ARE SUBJECT TO PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We are subject to the Securities and Exchange Commission’s “penny stock” rules since our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a per share price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

THERE IS, AT PRESENT, ONLY A LIMITED MARKET FOR OUR COMMON STOCK AND WE CANNOT ENSURE INVESTORS THAT AN ACTIVE MARKET FOR OUR COMMON STOCK WILL EVER DEVELOP OR BE SUSTAINED.

Our shares of common stock are thinly traded. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business. In addition, our common stock currently trades on the OTCQB, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange like the NYSE MKT, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national securities exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards.

OUR BOARD OF DIRECTORS CAN AUTHORIZE THE ISSUANCE OF PREFERRED STOCK, WHICH COULD DIMINISH THE RIGHTS OF HOLDERS OF OUR COMMON STOCK, AND MAKE A CHANGE OF CONTROL OF US MORE DIFFICULT EVEN IF IT MIGHT BENEFIT OUR SHAREHOLDERS.

Our board of directors is authorized to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our shareholders.

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price of our common stock.

 In addition, if our shareholders sell substantial amounts of our common stock in the public market, upon the expiration of any statutory holding period under Rule 144, upon the expiration of lock-up periods applicable to outstanding shares, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. AS A RESULT, ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investment in our common stock will only occur if our stock price appreciates.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls.  We were not subject to these requirements for the fiscal year ended December 31, 2013.  We are evaluating our internal control systems in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-K.

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

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted in the over-the-counter market on OTC Markets Inc. OTCQB under the symbol DIRV.  However, the Company has had limited to no trading activity in its common stock and we are unable to provide the range of high and low bids per share of our common stock for the applicable periods.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control.  In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

The last sale price of our common stock as reported on the on the OTCQB on April 15, 2014 was $.0171 per share.  As of April 15, 2014, there were approximately 193 record owners of our common stock.

Dividend Policy

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

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

Securities Authorized for Issuance under Equity Compensation Plans

On March 13, 2014, the Board of Directors of the Company approved the adoption of the 2014 Incentive Plan of DirectView Holdings, Inc. (the “Plan”). There are 10,000,000 shares of our common stock reserved for issuance under the Plan. On the same date, the Company filed a Registration Statement on Form S-8 to register with the Securities and Exchange Commission (the “Commission”) 10,000,000 shares of the Company’s common stock, par value $0.0001 per share, which may be issued by the Company upon the exercise of options granted, or other awards made, pursuant to the terms of the Plan. Please see the Plan filed as exhibit 4.1 to the Company’s Registration Statement on Form S-8.

On March 20, 2014, the Company issued 3,000,000 shares of common stock registered under the Company’s Registration Statement on Form S-8 to an employee.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities not already reported on the Company’s quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion ofour financial condition and results of operation for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Our company was formed in October 2006.  Immediately thereafter we acquired Ralston Communication Services and Meeting Technologies from DirectView, Inc., a Nevada corporation of which Mr. and Mrs. Ralston were officers and directors immediately prior to such acquisition, in exchange for the assumption by us of these subsidiaries working capital deficiencies and any and all trade credit and other liabilities.  Both of these entities had historically provided the video conferencing services we continue to provide.  Thereafter, in February 2007 we formed DirectView Security Systems, Inc. (“DirectView Security”) and in July 2007 we formed DirectView Video. DirectView Security began offering services and products immediately from inception.

Our operations are conducted within two divisions:

●	Our security division which provides surveillance systems, digital video recording and services to businesses and organizations, and
●	Our video conferencing divisions which is a full-service provider of teleconferencing products and services to businesses and organizations.

We operate our security division through DirectView Security where we provide a wide array of video and audio hardware and software options to create custom security and surveillance solutions for large and small businesses as well as residential customers. The Company currently services customers in the transportation, hotel/hospitality, education and real estate industries.

We provide our customers with the latest technologies in surveillance systems, digital video recording and services.  The systems provide onsite and remote video and audio surveillance. We generate revenue through the sale and installation of surveillance systems and the sale of maintenance agreements. We source our products from a variety of different suppliers and our product and service offerings include:

DRV Recorders and Cameras	Video Intercoms

NVR Recorders and IP Cameras	Laser and Video Beam Perimeter Security

Motion Detection and Thermal Imagery	Security Design and Consulting

Remote Control Device Management	Equipment Maintenance Service Plans

Access Control Solutions

We have also developed custom software programs and applications to work with the products we offer to customers to enhance their convenience and capability.  We have developed a mobile application which we call the “DirectView Security App” to enable full remote management of deployed surveillance devices including positioning cameras, setting recording parameters, and replay of selected video.  The DirectView Security App provides full encryption and is compatible with all Apple and Android based mobile devices.  We are also in late stage development of a proprietary software platform targeted for educational institutions/daycare, aviation, and religious organizations.  The platform will enable tiered database controlled access to multiple encrypted live streaming videos with audio with full scalability. The software will allow these businesses and organizations to provide parents, patrons or customers access to see to view a particular classroom, attend a religious service, or watch any activity permitted by the licensor of the software through any internet connected mobile device or computer.

We target businesses of various sizes ranging from residential to large scale businesses.  Our main markets can be divided into five categories which include:

- Transportation (Airports, Heliports, and Bus Terminals)
- Hospitality (Hotels, Golf Courses, and Bar/Restaurant)
- Industrial (Warehouse, Storage, and Manufacturing)
- Educational (Daycare, Private Schools, Learning Centers/Religious Organizations
- Residential (Condos/Co-ops, Property Management Companies, and Private Homes)

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

Our Outlook

Our net sales are currently not sufficient to fund our operating expenses.  We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company.  These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to properly market our company in an effort to increase our sales.  We are always looking for opportunities with new dealers to expand our IP based surveillance products offerings and plan to evaluate the market for our products throughout 2014 to determine whether we should hire additional employees in our sales force. We seek to leverage our current customer base which includes major international hotel chains, well known real estate development companies, and respected educational facilities, to build our reputation as a trusted security provider and generate customer referrals.  We intend to market our DirectView App and our proprietary IP video monitoring software upon its completion in several of our identified market categories listed above. Beginning in 2014 we also began targeting our marketing efforts toward the cannabis industry.  We see the specific security needs of this industry representing a significant opportunity for sales growth.  More than 18 states have legalized marijuana for medical or recreational use and approvals for various uses are being sought in numerous additional states.  Each state has specific requirements for security which includes extensive video surveillance and perimeter security. Additionally, some larger security companies have been hesitant to enter this market up to this point which we believe will help reduce competitive pressures.  While we believe our strategy for growth will result in an increase demand for our products and service and generate revenues, no assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

We raised $260,000 in capital during the fourth quarter of 2013 and first quarter of 2014, however, our experience has demonstrated that our ability to raise capital has been generally limited.   While we continue to seek capital to support our business expansion efforts, the uncertainty in the capital markets, the small size of our company and the low barriers to entry in our market may make our company less attractive to prospective investors and we may not be successful in raising the needed capital to adequately operate and expand our business.   If we are unable to raise the necessary capital, we will not be able to expand our business and our ability to continue as a going concern will be in jeopardy.

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Sales

Overall, our net sales for the year ended December 31, 2013 increased approximately 104% from the comparable period in 2012.  The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2012 to 2013:

	Year Ended December 31, 2013			Year Ended December 31, 2012

		$	% of Total		$	% of Total	Variance
Sale of product	182,341		73%	78,118		64%	133%
Service	67,002		27%	44,145		36%	52%
Total	249,343		100%	122,263		100%	104%

Sales of product for the year ended December 31, 2013 increased approximately 133% as compared to the year ended December 31, 2012.   Service revenue increased by approximately 52% due to three customers increasing their service needs in 2013 compared to 2012.

Net sales increased due to marketing efforts and customer relations.  In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the year ended December 31, 2013, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue.  Cost of services includes labor and installation for service revenue.   Overall, cost of sales increased approximately 113% for the year ended December 31, 2013 compared to December 31, 2012.  The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2012 to 2013:

	Year Ended December 31, 2013			Year Ended December 31, 2012			Change in costs

		$	% of Total		$	% of Total	Variance
Cost of product	101,422		56%	37,984		44%	167%
Cost of service	80,341		44%	47,500		56%	69%
Total	181,763		100%	85,484		100%	113%

During the year ended December 31, 2013, our cost of product increased approximately 167% as compared to the year ended December 31, 2012. Our cost of services increased 69% as compared to the year ended December 31, 2012.

Total operating expenses for the year ended December 31, 2013 were $646,286 a decrease of $457,944, or approximately 41%, from total operating expenses for the comparable year ended December 31, 2012 of $1,104,230. This decrease is primarily attributable to a decline in stock based compensation of approximately $440,000 and a decline in administrative salaries attributed to loss of an employee which is offset with increased professional fees categorized under other selling, general and administrative expenses.

Loss from Operations

We reported a loss from operations of $578,706 for the year ended December 31, 2013, as compared to a loss from operations of $1,067,451 for the year ended December 31, 2012. A decrease of $488,745 or 46% for the year ended December 31, 2013.

Other Income (Expenses)

Total other expense was $1,338,199 for the year ended December 31, 2013 as compared to other expense of $47,125 for the year ended December 31, 2012. An increase of other income of $201,851, for the year ended December 31, 2013 is primarily attributable to the write off of approximately $224,000 of accounts payable for the year ended December 31, 2013 compared to $0 written off for the year ended December 31, 2012.  Additionally a net expense of $1,562,926 was recorded relating to derivative liabilities.

Net loss

We reported a net loss of $1,916,905 for the year ended December 31, 2013 as compared to a net loss of $1,114,576 for the year ended December 31, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2013, we had a cash balance of $23,469. Our working capital deficit is $3,970,896 at December 31, 2013.

We reported a net increase in cash for the year ended December 31, 2013 of $20,518. While we currently have no material commitments for capital expenditures, at December 31, 2013 we owed approximately $127,000 under various notes payable.  During the year ended December 31, 2013, we have raised $60,500 from debts.

During the quarter ended June 30, 2012, the Company issued notes payable with an interest rate of 3% to the CFO amounting to $429,439 related to the accrued salaries.  As of December 31, 2013 the balance on the notes payable related to the accrued salaries remained at $429,439.

The Company also has a due on demand note payable with an interest rate of 12% as of December 31, 2013 totaling $10,843 payable to Mr. Ralston and a due on demand note payable with an interest rate of 3% as of December 31, 2013 totaling $52,347 payable to Mrs. Ralston.

Accrued liabilities were $1,285,994 as of December 31, 2013 which consisted of the following:

●      Accrued salaries to our officers and certain employees amounting to $626,873
        ●      Accrued sales tax of $22,492
●      Accrued general and administrative expenses of $2,000
●      Accrued commissions to certain employees amounting to $60,590
●      Accrued payroll liabilities including penalties of $215,442
●      Lease abandonment charges of $164,375
●      Accrued interest of $194,222

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $1,916,905 during the year ended December 31, 2013.  At December 31, 2013 we had a working capital deficit of $3,970,896. We do not anticipate we will be profitable in 2014.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2013 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2013 amounted to $236,835 and was primarily attributable to our net losses of $1,916,905, offset by depreciation of $153 and net derivative expenses of $1,443,722, add back of amortization of debt issuance cost and debt discount of $74,181, bad debt expense of $38,000, and total changes in other assets and liabilities of $124,014.  Net cash flows used in operating activities for the year ended December 31, 2012 amounted to $328,457 and was primarily attributable to our net losses of $1,114,576, offset by depreciation of $300, bad debt expense of $40,948, amortization of debt issuance cost and debt discount of $17,064, fair value of subsidiary’s common stock issued for services of $437,125, add back of change in fair value of derivative liability of $22,416 and total changes in other assets and liabilities of $313,098.

Financing activities

Net cash flows provided by financing activities was $257,353 for the year ended December 31, 2013. We received proceeds from notes payable of $60,500, proceeds from short term advances of $35,879 and net proceeds due to related parties of $160,974.  Net cash flows provided by financing activities was $324,160 for the year ended December 31, 2012. We received net proceeds from sale of stock of $506,955, offset by payments due to related parties of $264,229, proceeds from short term advances of $102,434 and net repayments of notes and loans payable of $21,000.

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

The following tables summarize our contractual obligations as of December 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$201,184	201,184	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$511,574	511,574	—	—	—

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

Recent Accounting Pronouncements and Adoption of New Accounting Principles

There are no recent accounting pronouncements or new accounting principles that have an effect on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Independent Registered Public Accounting Firm

On April 18, 2013, RBSM LLP (the “Former Accountant”) was dismissed as the Company’s accountant.  The Company has engaged D’Arelli Pruzansky, P.A. (the “New Accountant”) as its principal accountants effective April 23, 2013.  The decision to change accountants was approved by the Company’s board of directors.

Prior to retaining the New Accountant, the Company did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304 of Regulation S-K).

The Former Accountant was engaged on March 13, 2013 to audit the Company’s financial statements for the fiscal year ended December 31, 2012. The  Former Accountant  did not issue an audit report  on the financial statements of the Company for the fiscal year ended December 31, 2012.

During the period from March 13, 2013 through  April 18, 2013, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the period  from March 13, 2013 through  April 18, 2013, there were no “reportable events” (as such term is defined in Item 304 of Regulation S-K).

On April 23, 2013, the Company provided the Former Accountant with its disclosures in a Current Report on Form 8-K disclosing the resignation  of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Former Accountant’s response is filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2013, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2013, (iii) a lack of segregation of duties within accounting functions, (iiii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (iiiii) ineffective controls over period end financial close and reporting processes. Therefore, our internal controls over financial reporting were not effective as of December 31, 2013.

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

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Roger Ralston	45	Chief Executive Officer and Chairman of the Board of Directors

Michele Ralston	44	Acting Chief Financial Officer, Secretary, Treasurer and Director

Roger Ralston has served as our Chairman and Chief Executive Officer since our inception in October 2006.  He has also served as Chief Executive Officer of DirectView Video since March 2003, Chief Executive Officer of DirectView Security since July 2007 and Chief Executive Officer of Ralston Communications since December 2002.  Mr. Ralston is the spouse of Michele Ralston.

In evaluating Mr. Ralston’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his experience in the technology industry and his knowledge of publicly traded companies.

Michele Ralston has served as our Acting Chief Financial Officer, Secretary and Treasurer and a member of our Board of Directors since inception in October 2006.  From May 2003 until October 2006 she served as our Chairman of the Board, Secretary and Treasurer of DirectView, Inc., a predecessor company.  Ms. Ralston is the spouse of Mr. Ralston.

In evaluating Mrs. Ralston’s specific experience, qualifications, attributes and skills in connection with her appointment to our board, we took into account her experience in the technology industry and her knowledge of accounting matters.

There are no family relationships between any of the executive officers and directors, except as set forth above.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2013, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

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

It is our desire to expand our Board of Directors during 2014 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intend to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that we do not maintain directors and officers’ liability insurance.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2013.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Roger Ralston (1)	2013	276,924	-	-	-	-	-	24,000	300,924
	2012	288,462	-	-	-	-	-	24,000	312,462
Michele	2013	72,000	-	-	-	-	-	-	72,000
Ralston	2012	72,000	-	-	-	-	-	-	72,000

(1)	Accrued but unpaid compensation due to Mr. Ralston during fiscal 2013 and 2012 amounted to approximately $277,000, and $288,400 respectively which are included in the above table.
(2)	Accrued but unpaid compensation due to Mrs. Ralston during fiscal 2013 and 2012 amounted to approximately $72,000 and $72,000, respectively which are included in the above table.

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

How Mr. Ralston’s compensation is determined

Mr. Ralston, who has served as our CEO since October 2006, entered into an employment agreement with our company on September 1, 2009.  His compensation is arbitrarily determined by our Board of Directors of which he is a member. The Board considers revenues, net income as well as general performance in determining the compensation due Mr. Ralston. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Ralston’s compensation.  Effective on September 1, 2010, Mr. Ralston’s compensation package included a base salary of $200,000 and company provided for automobile expense and health care benefits. During fiscal 2013, Mr. Ralston’s compensation package included a base salary of $276,924 and company provided for automobile expense and health care benefits. The amount of compensation payable to Mr. Ralston can be increased at any time upon the determination of the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Roger Ralston	0	0	0	0	0	0	0	0	0
Michele Ralston	0	0	0	0	0	0	0	0	0

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  No member of our Board of Directors received compensation for their services for the fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 15, 2014 we had 293,679,278 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2014 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Roger Ralston (1)	62,100,000	29.0%
Scott Burns	100,000	*
Michele Ralston	250,000	*
All officers and directors as a group (three persons)	62,450,000	29.1%

*represents less than 1%

(1)Mr. Ralston has pledged 500,000 shares of our common stock owned by him to China Discovery Investors, LTD. to secure a debt obligation to such party.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2007 and 2006, the Company’s Chief Executive Officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.
The amount due to such related party including accrued interest at December 31, 2013 and December 31, 2012 was $55,495 and $53,925, respectively. As of December 31, 2013 and December 31, 2012, this note was reflected as due to related party.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.  During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of December 31, 2012 and December 31, 2013.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $20,695 and $18,799 as of December 31, 2013 and December 31, 2012, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2013 and December 31, 2012, the Company had a payable to the Chief Executive Officer of the Company amounting to $193,065 and $32,091, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2013 and 2012, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,119, respectively. These advances are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of December 31, 2013 and December 31, 2012 the balance on the notes payable related to the accrued salaries remained at $429,439 for both year ends.

Below is a summary of the accrued salaries due to our executive officers:

Name	December 31, 2013
Roger Ralston	$497,259
Michele Ralston	123,000
Total	$620,259

Director Independence

The common stock of the Company is currently quoted on the OTCQB, quotation systems which currently do not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq.

For purposes of determining independence, the Company has adopted the definition of independence as contained in Nasdaq Market Place Rules 4200.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2013	2012
Audit Fees (1)	$15,000	$18,000
Audit Related Fees (2)	12,500	15,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2013 were pre-approved by the entire Board of Directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation as filed with the State of Nevada
3.2	Amended Articles of Incorporation as filed with the Secretary of Nevada
3.3	Bylaws of the company*
4.1	Form of common stock certificate*
4.2	Promissory note in the principal amount of $52,347 to Michele Ralston due July 1, 2010*
4.3	Promissory note in the principal amount of $22,000 to Roger Ralston due September 30, 2009*
10.1	Subsidiary Stock Purchase Agreement dated August 31, 2006 between DirectView, Inc. and DirectView Holdings, Inc.*
10.2	Lease for principal executive offices*
10.3	Employment Agreement with Roger Ralston (incorporated herein by reference to the registration statement on Form 10 filed with the Securities and Exchange Commission on September 22, 2009)
10.4	DirectView Holdings, Inc. 2014 Incentive Plan (incorporated herein by reference to the registrationstatement on Form S-8 filed with the Securities and Exchange Commission on March 13. 2014)
14.1	Code of Ethics*
21.1	Subsidiaries of the registrant*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*(incorporated herein by reference to the registration statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

**Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

April 15, 2014	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2014
Roger Ralston

/s/ Michele Ralston	Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)	April 15, 2014
Michele Ralston

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2013 and 2012	F-3

Consolidated Statements of Operations –
For the Years Ended December 31, 2013 and 2012	F-4

Consolidated Statements of Changes in Stockholders’ Deficit –
For the Years Ended December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows –
For the Years Ended December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7 - F-21

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Directview Holdings, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Directview Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Directview Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the two the years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements and as more fully described in Note 2, at December 31, 2013 the Company had an accumulated deficit of $17,421,808 and a working capital deficiency of $3,970,896 and for the year ended December 31, 2013 incurred a net loss in the amount of $1,916,905 and had negative cash flows from operations of $236,835 all of which raises substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
April 15, 2014

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$23,469	$2,951
Accounts Receivable - net of allowance of $137,215 and $99,215 for
the years ended December 31, 2013 and 2012, respectively	40,066	27,735
Other Current Assets	383	7,241

Total Current Assets	63,918	37,927

PROPERTY AND EQUIPMENT - Net	-	153
OTHER ASSETS	3,154	100

Total Assets	$67,072	$38,180

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$115,748	$113,750
Short Term Advances	146,015	110,136
Notes Payable	126,692	136,792
Accounts Payable	163,021	363,253
Accrued Expenses	1,285,994	914,552
Due to Related Parties	693,813	532,839
Derivative Liability	1,503,531	37,969
Total Current Liabilities	4,034,814	2,209,291

Total Liabilities	4,034,814	2,209,291

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 500,000,000 Shares Authorized;
228,479,134 and 164,359,134 shares issued and outstanding at December 31, 2013
and December 31, 2012, respectively)	22,848	16,436
Additional Paid-in Capital	13,451,565	13,337,703
Accumulated Deficit	(17,421,808)	(15,524,502)

Total DirectView Holdings, Inc. Stockholders' Deficit	(3,947,395)	(2,170,363)

Non-Controlling Interest in Subsidiary	(20,347)	(748)

Total Stockholders' Deficit	(3,967,742)	(2,171,111)

Total Liabilities and Stockholders' Deficit	$67,072	$38,180

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012

NET SALES:
Sales of Product	$182,341	$78,118
Service	67,002	44,145
Total Net Sales	249,343	122,263

COST OF SALES:
Cost of Product	101,422	37,984
Cost of Service	80,341	47,500
Total Cost of Sales	181,763	85,484

GROSS PROFIT	67,580	36,779

OPERATING EXPENSES:
Marketing & Public Relations	5,720	-
Depreciation	153	300
Bad Debt Expenses	38,000	40,948
Compensation and Related Taxes (Includes Stock-based
Compensation of $0 and $437,125)	352,569	871,719
Other Selling, General and Administrative	249,844	191,263

Total Operating Expenses	646,286	1,104,230

LOSS FROM OPERATIONS	(578,706)	(1,067,451)

OTHER INCOME (EXPENSES):
Other Income	365	22,876
Cancellation of Debt	224,362	-
Change in Fair Value of Derivative Liabilities	1,619,680	22,416
Derivative Expense	(3,063,402)	-
Amortization of Debt Discount	(74,181)	(17,064)
Interest Expense	(45,023)	(75,353)

Total Other (Expense) Income	(1,338,199)	(47,125)

NET LOSS	(1,916,905)	(1,114,576)

Less: Net Loss Attributable to Non-Controlling Interest	19,599	35,743

Net Loss Attributable to DirectView Holdings, Inc.	$(1,897,306)	$(1,078,833)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	184,300,504	125,019,910

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
 For the Years Ended December 31, 2013 and 2012

	Common Stock					Total
	$0.0001 Par Value		Additional	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Interest	Deficit

Balance at December 31, 2011	76,102,582	$7,610	$12,309,694	$(14,445,669)	$34,995	$(2,093,370)

Issuance of Common Stock in connection with the conversion
of promissory notes	13,600,521	1,360	75,178	-	-	76,538

Issuance of Common Stock for cash	36,666,175	3,667	289,691			293,358

Issuance of Common Stock for Services	23,750,000	2,375	434,750	-		437,125

Derivative liability reclassified to equity			1,190	-		1,190

Beneficial conversion on convertible promissory notes			15,026	-		15,026

Pending Issuance of Common Stock, net of costs	14,239,856	1,424	212,174			213,598

Net loss for the year	-	-	-	(1,078,833)	(35,743)	(1,114,576)

Balance at December 31, 2012	164,359,134	16,436	13,337,703	(15,524,502)	(748)	(2,171,111)

Issuance of Common Stock in connection with the conversion
of promissory notes	64,120,000	6,412	4,036			10,448

Derivative liability reclassified to equity			109,826			109,826

Net loss for the year				(1,897,306)	(19,599)	(1,916,905)

Balance at December 31, 2013	228,479,134	$22,848	$13,451,565	$(17,421,808)	$(20,347)	$(3,967,742)

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,916,905)	$(1,114,576)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	153	300
Common stock issued for compensation	-	437,125
Change in fair value of derivative liability	(1,619,680)	(22,416)
Interest expense of derivative liabilities	3,063,402	-
Amortization of debt discount	74,181	17,064
Bad debt expenses	38,000	40,948
(Increase) Decrease in:
Accounts receivable	(50,331)	(27,539)
Other current assets	6,858	15,240
Other assets	(3,054)	200
Increase (Decrease) in:
Accounts payable	(200,901)	(58,538)
Accrued expenses	371,442	383,767
Deferred revenue	-	(32)

Net Cash Used in Operating Activities	(236,835)	(328,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	-	(36,000)
Net proceeds from note payable	60,500	15,000
Net proceeds from sale of common stock	-	506,955
Net proceeds from short term advances	35,879	102,434
Due to related parties	160,974	(264,229)

Net Cash Provided by Financing Activities	257,353	324,160

Net Increase (Decrease) in Cash	20,518	(4,297)

Cash - Beginning of Year	2,951	7,248

Cash - End of Year	$23,469	$2,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$109,826	$1,190
Issuance of common stock in connection with conversion of
convertible promissory note	$10,448	$76,538
Beneficial conversion and derivative liabilities on convertible notes payable	$-	$15,026

See accompanying notes to unaudited consolidated financial statements.

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company,  three wholly-owned subsidiaries, and a subsidiary with which we have a majority voting interest of  approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of December 31, 2013.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, deferred tax asset valuation allowance, valuation of stock-based compensation, the useful life of property and equipment and the assumptions used to calculate derivative liabilities.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements.  In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2013, the Company recorded a non-controlling interest of ($20,347) in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  For the years ended December 31, 2013 and 2012, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2013 and 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company uses specific identification of accounts to reserve possible uncollectible receivables.   The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2013 and December 31, 2012, management determined that an allowance is necessary which amounted to $137,215 and $99,215, respectively. During the year ended December 31, 2013 and 2012, the Company wrote-off $0 and $40,948, respectively of uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2013 and 2012 were deemed to be not material.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the year ended December 31, 2013 and 2012, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.  There was no inventory at December 31, 2013 and 2012.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2013 and 2012.

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

During the year ended December 31, 2013, three customers accounted for 41% of revenues. The following is a list of percentage of revenue generated by the three customers:

Customer 1                      10%
Customer 2                      11%
Customer 3                      20%

During the year ended December 31, 2012, four customers accounted for 83% of revenues.  The following is a list of percentage of revenue generated by the four customers:

Customer 1                      10%
Customer 2                      11%
Customer 3                      12%
Customer 4                      50%

As of December 31, 2013, three customers accounted for 69% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1                      12%
Customer 2                      12%
Customer 3                      45%

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At December 31, 2013, the Company had 969,186,403 shares equivalent issuable pursuant to embedded conversion features.  At December 31, 2012, the Company had 14,192,599 shares equivalent issuable pursuant to embedded conversion features.

Reclassification of Prior Year Balances

The presentation of certain prior year balances has been reclassified to conform to the current year presentation.  Included is a reclassification from notes payable to convertible promissory notes of $62,000.  Such reclassifications had no impact on net loss for the years ending December 31, 2013 and 2012.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2013, the Company had an accumulated deficit of approximately $17.4 million, a stockholders’ deficit of approximately $3.9 million and a working capital deficiency of $3,970,896. Additionally, for the year ended December 31, 2013, the Company incurred net losses of $1,916,905 and had negative cash flows from operations in the amount of $236,835.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the year ended December 31, 2013, the Company received net proceeds from issuance of notes and short term advances of $96,379 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2013	December 31, 2012
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,771)	(2,618)
		$0	$153

For the year ended December 31, 2013 and 2012, depreciation expense amounted to $153 and $300, respectively.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011.  The note is in default as of December 31, 2013.  The Company is currently in negotiations with the note holder to extend the maturity date and

NOTE 4 – NOTES PAYABLE (continued)

has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. The balance of these unsecured notes payable is $20,000 as of December 31, 2012.  In October 2013 $10,100 was assigned to three different note holders.  The new notes totaling $10,100 are included in Convertible Notes Payable.  The remaining balance of this note is $9,900 as of December 31, 2013.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum.  As of December 31, 2013 and December 31, 2012 the notes amounted to $116,792 and $116,792 respectively.

As of December 31, 2013 and December 31, 2012, all of the notes payable - amounted to $126,692 and $136,792 respectively.

Accrued interest on the notes payable amounted to approximately $28,500 and $13,500 as of December 31, 2013 and December 31, 2012, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the years ended December 31, 2012 and December 31, 2013, an unrelated party advanced funds to the Company used for operating expenses.  The advances are payable in cash and are non interest bearing and due on demand.  The balance of these short term advances was $146,015 and $110,136 as of December 31, 2013 and December 31, 2012 respectively.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory note consisted of the following:
	December 31, 2013	December 31, 2012
Secured convertible promissory note	$175,138	$113,750

Less: debt discount	(59,390)	(-)

Secured convertible promissory note – net	$115,748	$113,750

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.  In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001.  This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013.  In June 2013 the note holder converted $764 into common shares.  The balance of the unsecured note payable amounted to $44,236 as of December 31, 2013 and $45,000 as of December 31, 2012.

On June 1, 2012 convertible promissory notes of $60,000 were assigned by the note holder to a third party and included the note balance and accrued interest amounting to $80,750. Upon the assignment and conversion of this note we recorded an additional beneficial conversion feature of $15,026 which was expensed immediately as interest relating to the new note for accrued interest. Subsequent to the assignment of the note, the note holders converted $47,000 of such notes into 10,047,470 shares of the Company’s common stock, at the contractual rate of $.005.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

In July 2012 a note holder converted $9,250 in accrued interest related to a convertible promissory note into 2,569,444 shares of the Company’s common stock, at the contractual rate of $.004.

During the three months ended March 31, 2013, note holders’ converted $5,100 of convertible notes payables into 3,000,000 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.0017 per share.  The balance of the convertible note payable amounted to $28,650 as of December 31, 2013 and $33,750 as of December 31, 2012.

Senior secured promissory notes aggregating an original principal of $85,500 were issued in 2008. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and are payable on April 1, 2011. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share.  In July 2013, the Company reclassified the balance of these notes totaling $17,000 to Convertible Promissory Notes from Notes Payable.  In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of .0001.  This note included down round “Ratchet” provisions that resulted in derivative accounting treatment for this note (See note 7).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $17,000 which has been fully amortized as of December 31, 2013.  In July 2013 the note holder converted $764 into 7,640,000 common shares.  The balance of the unsecured note payable amounted to $16,236 as of December 31, 2013 and $17,000 as of December 31, 2012.

In May 2013 a note holder assigned it’s $20,000 note to two third party entities.  In July 2013, the note holders’ converted $1,528 of convertible notes payables into 15,280,000 shares of the Company’s common stock at the contractual rate of $.0001 per share.  As of December 31, 2013 and December 31, 2012 the balance of these notes are $18,472 and $18,000 respectively.

August 30, 2013 the Company issued an $8,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The debt discount is being amortized over the term of the note.   This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture, net of debt discount, is $2,667 as of December 31, 2013.

In September 2013, the Company issued a $7,500 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The Company recorded a debt discount of $5,625 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture, net of debt discount, is $1,875 as of December 31, 2013.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $7,753 (see Note 7).

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.00075.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture, net of debt discount, is $1,667 as of December 31, 2013.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 7).

On October 7, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

The balance of the convertible debenture, net of debt discount, is $903 as of December 31, 2013.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 7).

On October 14, 2013 the Company issued a convertible promissory note payable in the amount of $5,100.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 14 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $4,336 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On November 13, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. The balance of the convertible debenture, net of debt discount, is $0 as of December 31, 2013 (see Note 7).

On October 17, 2013 the Company issued a convertible promissory note payable in the amount of $2,500.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 17 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $1,736 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On October 24, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. The balance of the convertible debenture, net of debt discount, is $0 as of December 31, 2013 (see Note 7).

On October 18, 2013 the Company issued a convertible promissory note payable in the amount of $2,500 from a note holder.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 18 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $1,736 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On November 14, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. The balance of the convertible debenture, net of debt discount, is $0 as of December 31, 2013 (see Note 7).

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0008.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 7). The balance of this convertible debenture, net of debt discount, is $1,042 as of December 31, 2013.

On February 17, 2012, the Company issued 983,607 shares in connection with the conversion of the convertible promissory note issued in September 2010 at the contractual conversion rate of $.01017 for a total of $10,000.

As of December 31, 2013 and 2012, amortization of debt discount amounted to $74,181 and $17,064, respectively, and is included in interest expense.  Included in the December 31, 2012 balance above is a $62,000 note reclassified to convertible promissory notes in 2013.

NOTE 7 – DERIVATIVE LIABILITY

The Company enters into financing arrangements that contain embedded derivative features due to down round (“Ratchet”) provisions (See note 6).  The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. The Company determines the fair value of derivative instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

NOTE 7 – DERIVATIVE LIABILITY (continued)

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2011 to December 31, 2013:

Conversion feature derivative liability
Balance at December 31, 2011	$71,864
Recognition of derivative liability	(55,121)
Conversion of derivative liability to equity	(1,190)
Change in fair value included in earnings	22,416
Balance at December 31, 2012	37,969
Recognition of derivative liability	3,195,068
Conversion of derivative liability to equity	(109,826)
Change in fair value included in earnings	(1,619,680)
Balance at December 31, 2013	$1,503,531

Total derivative liability at December 31, 2013 amounted to $1,503,531.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

Conversion feature derivative liability
Expected volatility	192% - 289%
Expected term	3-12 months
Risk-free interest rate	0.02%-.0.9%
Expected dividend yield	0%

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

Pursuant to the terms of a promissory note issued in January 2007 the Company issued 7,640,000 common shares in June 2013 at contractual rate of $.0001 per share totaling $764.

Pursuant to the terms of promissory notes issued in July and August 2008 the Company issued 7,640,000 common shares in July 2013 at contractual rate of $.0001 per share totaling $764.

Pursuant to the terms of a promissory note issued in September 2012 the Company issued 15,280,000 common shares in July 2013 at contractual rate of $.0001 per share totaling $1,528.

Pursuant to the terms of a promissory note issued in October 2013 the Company issued 7,640,000 common shares in November 2013 at contractual rate of $.0001 per share totaling $764.

Pursuant to the terms of a promissory note issued in October 2013 the Company issued 7,640,000 common shares in November 2013 at contractual rate of $.0001 per share totaling $764.

Pursuant to the terms of promissory notes issued in October 2013 the Company issued 7,640,000 common shares in December 2013 at contractual rate of $.0001 per share totaling $764.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.  The amount due to such related party at December 31, 2013 and December 31, 2012 was $52,347 and $52,347, respectively. As of December 31, 2013 and December 31, 2012, this note was reflected as due to related party.  Accrued interest related to these notes amounted to $3,148 and $1,578 as of December 31, 2013 and December 31, 2012, respectively and is included in accrued expenses in the Company’s balance sheet.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.  During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of December 31, 2012 and December 31, 2013.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $20,695 and $18,799 as of December 31, 2013 and December 31, 2012, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2013 and December 31, 2012, the Company had a payable to the Chief Executive Officer of the Company amounting to $193,065 and $32,091, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2013 and 2012, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,119, respectively. These advances are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of December 31, 2013 and December 31, 2012 the balance on the notes payable related to the accrued salaries remained at $429,439 for both year ends.

NOTE 10 - ACCRUED PAYROLL TAXES

As of December 31, 2012, the Company recorded a liability related to unpaid payroll taxes of $227,060 which includes interest and penalties.  The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the company not remitting payroll tax liabilities.  In August 2013, the Company paid $43,176 toward the outstanding payroll tax liabilities.  As of December 31, 2013 the Company recorded a liability related to unpaid payroll taxes of $215,442.  Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carry forward for tax purposes totaling approximately $3,698,000 at December 31, 2013, expiring through the year 2033. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The Company last filed an income tax return for the year ended December 31, 2010.    Tax years ending December 31, 2012, 2011 and 2010 remain subject to IRS examination.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2013 and 2012:
	2013	2012
Tax benefit computed at “expected” statutory rate	$(671,000)	$(390,000)
State income taxes, net of benefit	(67,000)	(40,000)
Stock based compensation and other permanent differences	583,000	220,000
Increase in valuation allowance	155,000	210,000
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforward	$1,424,000	$1,419,000
Accrued lease abandonment costs	62,000	62,000
Allowance for doubtful account	53,000	38,000
Accrued salaries	428,000	293,000
Total Deferred tax assets	1,967,000	1,812,000
Less: Valuation allowance	(1,967,000)	(1,812,000)
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2013 and 2012, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $155,000 during 2013.

NOTE 12 – SUBSEQUENT EVENTS

In February 2014 the Company issued 17,640,000 shares of common stock at $.0001for the reduction of $1,764 in principal of a two different notes payable.

In March 2014 the Company issued 29,800,000 shares of common stock at $.0001for the reduction of $2,980 in principal of a three different notes payable.

NOTE 12 – SUBSEQUENT EVENTS (continued)

In March 2014 the Company issued 7,000,000 shares of common stock at $.001for the reduction of $7,000 in principal of a note payable.

In March 2014 the Company issued 25,000,000 shares of common stock for services rendered to the CEO.

On April 8, 2014, the Company filed an information statement which requires a vote of it’s shareholders to approve the following:

(1)	To ratify the reincorporation of the Company from the State of Delaware to the State of Nevada pursuant to a plan of conversion;

(2)	To amend the Articles of Incorporation of the Company to increase the authorized common stock to one billion (1,000,000,000)shares;

(3)
To approve an amendment to the Articles of Incorporation of the Company to effectuate a reverse split of the Company’s common stock, in an amount to be determined at a future date by the Board of Directors of the Company, but, no later than December 31, 2015;

(4)	To approve the Company’s 2014 Incentive Plan (the “Plan”) and the reservation of 10,000,000 shares of the Company’s common stock for issuance under the Plan.

During April 2014 the Company redeemed approximately $35,000 of convertible notes payable for approximately $42,000.

In April 2014 the Company executed a $362,319, 8% secured convertible promissory note due on April 15, 2015.  The Company received net proceeds from this note of $333,333.  This note is convertible at a contractual rate of $0.02 per share subject to adjustment.