Form 10-Q
period 2014-03-31
DIRECTVIEW HOLDINGS INC
filed 2014-05-20
CIK 1441769

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-53741

DIRECTVIEW HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-5874633
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

21218 Saint Andrews Blvd., Suite 323
Boca Raton, Florida
(Address of principal executive offices and zip Code)

(561) 750-9777
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of May 20, 2014, there were 337,247,548 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$81,537	$23,469
Accounts Receivable - net of allowance of $137,215 and $137,215 as of March 31, 2014 and December 31, 2013	107,359	40,066
Other Current Assets	2,850	383

Total Current Assets	191,746	63,918

PROPERTY AND EQUIPMENT - Net	-	-
OTHER ASSETS	1,334	3,154

Total Assets	$193,080	$67,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$279,059	$115,748
Short Term Advances	146,015	146,015
Notes Payable	126,692	126,692
Accounts Payable	172,581	163,021
Accrued Expenses	1,352,588	1,285,994
Due to Related Parties	674,288	693,813
Derivative Liability	34,558,063	1,503,531
Total Current Liabilities	37,309,286	4,034,814

Total Liabilities	37,309,286	4,034,814

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 500,000,000 Shares Authorized;
323,487,404 and 228,479,134 shares issued and outstanding at March 31, 2014
and December 31, 2013, respectively)	32,349	22,848
Additional Paid-in Capital	14,859,866	13,451,565
Accumulated Deficit	(52,007,541)	(17,421,808)

Total DirectView Holdings, Inc. Stockholders' Deficit	(37,115,326)	(3,947,395)

Non-Controlling Interest in Subsidiary	(880)	(20,347)

Total Stockholders' Deficit	(37,116,206)	(3,967,742)

Total Liabilities and Stockholders' Deficit	$193,080	$67,072

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

NET SALES:
Sales of Product	$99,177	$59,940
Service	43,769	27,624
Total Net Sales	142,946	87,564

COST OF SALES:
Cost of Product	17,758	35,944
Cost of Service	34,912	16,857
Total Cost of Sales	52,670	52,801

GROSS PROFIT	90,276	34,763

OPERATING EXPENSES:
Marketing & Public Relations	51,812	-
Depreciation	-	75
Compensation and Related Taxes (Includes Stock-based Compensation of $387,500 and $0)	475,600	89,711
Other Selling, General and Administrative	85,684	47,370

Total Operating Expenses	613,096	137,156

LOSS FROM OPERATIONS	(522,820)	(102,393)

OTHER INCOME (EXPENSES):
Other Income	45,026	-
Change in Fair Value of Derivative Liabilities	(34,019,684)	(657)
Derivative Expense	(26,848)	-
Amortization of Debt Discount	(26,613)	-
Interest Expense	(15,326)	(27,910)

Total Other (Expense) Income	(34,043,445)	(28,567)

NET LOSS	(34,566,265)	(130,960)

Less: Net Loss Attributable to Non-Controlling Interest	(19,468)	(8,537)

Net Loss Attributable to DirectView Holdings, Inc.	$(34,585,733)	$(139,497)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.14)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	247,846,246	164,759,134

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,566,265)	$(130,960)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	-	75
Common stock issued for compensation	387,500	-
Change in fair value of derivative liability	34,019,684	657
Derivative liability expense	26,848	-
Amortization of debt discount	26,613	15,150
(Increase) Decrease in:
Accounts receivable	(67,293)	(27,210)
Other current assets	(2,467)	4,289
Other assets	1,820	-
Increase (Decrease) in:
Accounts payable	9,561	4,223
Accrued expenses	66,592	102,551

Net Cash Used in Operating Activities	(97,407)	(31,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	175,000	35,879
Proceeds from (payments to) related parties	(19,525)	425

Net Cash Provided by Financing Activities	155,475	36,304

Net Increase (Decrease) in Cash	58,068	5,079

Cash - Beginning of Period	23,469	2,951

Cash - End of Period	$81,537	$8,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$1,017,000	$-
Issuance of common stock in connection with conversion of convertible promissory note	$13,301	$5,100
Beneficial conversion and derivative liabilities on convertible notes payable	$25,000	$46,983

See accompanying notes to unaudited consolidated financial statements.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which we have a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of March 31, 2014.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes as of and for the year ended December 31, 2013.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2014, and the results of operations and cash flows for the three months ending March 31, 2014 have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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
For the Three Months Ended March 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements.  In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2014, the Company recorded a non-controlling interest of ($880) in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2014 and December 31, 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company uses specific identification of accounts to reserve possible uncollectible receivables.   The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2014 and December 31, 2013, management determined that an allowance is necessary which amounted to $137,215 and $137,215, respectively. During the three months ended March 31, 2014 and 2013, the Company did not have any expense related to uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended March 31, 2014 and 2013 was $51,812 and $0, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the three months ended March 31, 2014 and 2013, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.  There was no inventory at March 31, 2014 and December 31, 2013.

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
For the Three Months Ended March 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2014 and 2013.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $387,500 and $0 during the three months ended March 31, 2014 and 2013, respectively.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

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

During the three months ended March 31, 2014, three customers accounted for 83% of revenues. The following is a list of percentage of revenue generated by the three customers:

Customer 1                      58%
Customer 2                      14%
Customer 3                      11%

During the three months ended March 31, 2013, two customers accounted for 98% of revenues.  The following is a list of percentage of revenue generated by the two customers:

Customer 1                      87%
Customer 2                      11%

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of March 31, 2014, three customers accounted for 89% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1                      61%
Customer 2                      15%
Customer 3                      13%

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At March 31, 2014 the Company had 1,781,703,333 shares equivalent issuable pursuant to embedded conversion features.  At March 31, 2013, the Company had 47,275,262 shares equivalent issuable pursuant to embedded conversion features.

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
For the Three Months Ended March 31, 2014

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2014, the Company had an accumulated deficit of approximately $52 million, a stockholders’ deficit of approximately $37.1 million and a working capital deficiency of $37,117,540.  Additionally, for the three months ended March 31, 2014, the Company incurred net losses of $34,566,265 and had negative cash flows from operations in the amount of $97,407.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the three months ended March 31, 2014, the Company received net proceeds from issuance of notes of $175,000 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2014	December 31, 2013
Furniture and fixtures	3 years	$2,771	$2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$0	$0

For the three months ended March 31, 2014 and 2013, depreciation expense amounted to $0 and $75, respectively.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011.  The note is in default as of March 31, 2014 and as of December 31,2013.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In October 2013 $10,100 was assigned to three different note holders.  The new notes totaling $10,100 are included in Convertible Notes Payable.  The remaining balance of this note is $9,900 as of March 31, 2014 and as of December 31, 2013.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum.  As of March 31, 2014 and December 31, 2013 the notes amounted to $116,792 and $116,792 respectively.

As of March 31, 2014 and December 31, 2013, all of the notes payable - amounted to $126,692.

Accrued interest on the notes payable amounted to approximately $32,145 and $28,500 as of March 31, 2014 and December 31, 2013, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the three months ended March 31, 2014 and the year ended December 31, 2013, an unrelated party advanced funds to the Company used for operating expenses.  The advances are payable in cash and are non interest bearing and due on demand.  The balance of these short term advances was $146,015 and $146,015 as of March 31, 2014 and December 31, 2013.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory note consisted of the following:

	March 31, 2014	December 31, 2013

Secured convertible promissory note	$336,837	$175,138

Less: debt discount	(57,778)	(59,390)

Secured convertible promissory note – net	$279,059	$115,748

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.  In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001.  This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013.  In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share.  In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001per share.  The balance of the unsecured note payable amounted to $43,246 as of March 31, 2014 and $44,236 as of December 31, 2013.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

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

During the three months ended March 31, 2013, note holders’ converted $5,100 of convertible notes payables into 3,000,000 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.0017 per share.  In March 2014 the note holders’ converted $7,000 of convertible notes payables into 7,000,000 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.001 per share.  The note holders’ also converted $564 of convertible notes payables into 5,640,203 shares of the Company’s common stock at the contract rate of $.0001 per share.   The balance of the convertible note payable amounted to $21,086 as of March 31, 2014 and $28,650 as of December 31, 2013.

Senior secured promissory notes aggregating an original principal of $85,500 were issued in 2008. These notes are payable either in cash or security equivalent at the option of the Company. The notes payable bear 8% interest per annum and are payable on April 1, 2011. The principal and accrued interest is convertible at the option of the note holder into shares of our common stock at a conversion price of $0.50 per share.  In July 2013, the Company reclassified the balance of these notes totaling $17,000 to Convertible Promissory Notes from Notes Payable.  In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $.0001.  This note included down round “Ratchet” provisions that resulted in derivative accounting treatment for this note (See note 7).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $17,000 which has been fully amortized as of December 31, 2013.  In July 2013 the note holder converted $764 into 7,640,000 common shares. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001per share.  The balance of the unsecured note payable amounted to $15,246 as of March 31, 2014 and $16,236 as of December 31, 2013.

In May 2013 a note holder assigned it’s $20,000 note to two third party entities.  In July 2013, the note holders’ converted $1,528 of convertible notes payables into 15,280,000 shares of the Company’s common stock at the contractual rate of $.0001 per share. In February 2014 the note holder converted an additional $764 into common shares at the contractual rate of $.0001per share.  In March 2014 the note holder converted an additional $993 into common shares at the contractual rate of $.0001per share.  As of March 31, 2014 and December 31, 2013 the balance of these notes are $16,715 and $18,472 respectively.

August 30, 2013 the Company issued an $8,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The debt discount is being amortized over the term of the note.   This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture, net of debt discount, is $4,953 and $2,667 as of March 31, 2014 and December 31, 2013, respectively.

In September 2013, the Company issued a $7,500 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The Company recorded a debt discount of $5,625 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture, net of debt discount, is $3,860 and $1,875 as of March 31, 2014 and December 31, 2013, respectively.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $7,753 (see Note 7).

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.00075.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture, net of debt discount, is $5,000 and $1,667 as of March 31, 2014 and December 31, 2013, respectively.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 7).

On October 7, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In February 2014 the note holder converted $1,000 into common shares and in March 2014 the note holder converted an additional $1,000 into common shares.  Both conversions were at the contractual rate of $.0001per share.   As of March 31, 2014 and December 31, 2013 the balance of the convertible debenture, net of debt discount, is $986 and $903 respectively.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 7).

On October 14, 2013 the Company issued a convertible promissory note payable in the amount of $5,100.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 14 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $4,336 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On November 13, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. The balance of the convertible debenture, net of debt discount, is$1,300 and $0 as of March 31, 2014 and December 31, 2013, respectively (see Note 7).

On October 17, 2013 the Company issued a convertible promissory note payable in the amount of $2,500.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 17 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $1,736 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On October 24, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. The balance of the convertible debenture, net of debt discount, is $521 and $0 as of March 31, 2014 and December 31, 2013, respectively (see Note 7).

On October 18, 2013 the Company issued a convertible promissory note payable in the amount of $2,500 from a note holder.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 18 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $1,736 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On November 14, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. The balance of the convertible debenture, net of debt discount, is $521 and $0 as of March 31, 2014 and December 31, 2013, respectively (see Note 7).

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0008.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 7). The balance of this convertible debenture, net of debt discount, is $7,292 and $1,042 as of March 31, 2014 and December 31, 2013, respectively.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date.  The Company recorded a debt discount of $25,000.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 7). The balance of this convertible debenture, net of debt discount, is $8,333 as of March 31, 2014.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date.  Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures.  The balance of these three notes was $150,000 as of March 31, 2014.

During the three months ended March 31, 2014 and 2013, amortization of debt discount amounted to $26,612 and $0, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2013 to March 31, 2014:

Conversion feature derivative liability
Balance at December 31, 2013	$1,503,531
Recognition of derivative liability	51,848
Conversion of derivative liability to equity	(1,017,000)
Change in fair value included in earnings	34,019,684
Balance at March 31, 2014	$34,558,063

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

NOTE 7 – DERIVATIVE LIABILITY (continued)

Total derivative liability at March 31, 2014 and December 31, 2013 amounted to $34,558,063 and $1,503,531, respectively.  The increase of $33,054,532 is due to the quoted market price of the Company’s common stock increasing from $.0017 at December 31, 2013 to $.0195 at March 31, 2014 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2014

Expected volatility	192% - 289%
Expected term	3 – 12 months
Risk-free interest rate	0.0 2% - 0.09%
Expected dividend yield	0%

NOTE 8 - STOCKHOLDERS’ DEFICIT

In March 2013, the Company issued 3,000,000 shares in connection with the conversion of a convertible promissory note issued in September 2012 for a total amount of $5,100.  The contractual conversion price was based on a 58% discount to the quoted market price or $0.0017 per share.

Pursuant to the terms of a promissory note issued in October 2013 the Company issued 10,000,000 common shares in February 2014 and an additional 10,000,000 common shares in March 2014 both issuances were at contractual rate of $.0001 per share totaling $2,000.

Pursuant to the terms of convertible promissory notes issued in May 2013 the Company issued 7,640,000 common shares in February 2014 upon conversion at the contractual rate of $.0001 per share totaling $764.

Pursuant to the terms of convertible promissory notes issued in May 2013 the Company issued 9,928,067 common shares in March 2014 upon conversion at the contractual rate of $.0001 per share totaling $993.

Pursuant to the terms of a convertible promissory note issued in June 2012 the Company issued 7,000,000 common shares in March 2014 upon conversion at the contractual rate of $.001 per share totaling $7,000.

Pursuant to the terms of a convertible promissory note issued in June 2012 the Company issued 5,640,203 common shares in March 2014 upon conversion at the contractual rate of $.0001 per share totaling $564.

Pursuant to the terms of a convertible promissory note renegotiated in May 2013 the Company issued 9,900,000 common shares in March 2014 upon conversion at the contractual rate of $.0001 per share totaling $990.

Pursuant to the terms of a convertible promissory note renegotiated in May 2013 the Company issued 9,900,000 common shares in March 2014 upon conversion at the contractual rate of $.0001 per share totaling $990.

Pursuant to the board of directors meeting in March 2014 the Company issued 25,000,000 common shares to the CEO for services rendered.  The shares were issued at the fair market value rate of $.0155 at the time of issuance, resulting in an expense of $387,500.

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.  The amount due to such related party at March 31, 2014 and December 31, 2013was $52,347 and $52,347, respectively.  As of March, 31, 2014 and December 31, 2013, this note was reflected as due to related party.  Accrued interest related to these notes amounted to $3,534 and $3,148 as of March 31, 2014 and December 31, 2013, respectively and is included in accrued expenses in the Company’s balance sheet.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.  During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of March 31, 2014 and December 31, 2013.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $21,017 and $20,695 as of March 31, 2014 and December 31, 2013, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. The Company repays the advances when funds are available.  At March 31, 2014 and December 31, 2013 the Company had a payable to the Chief Executive Officer of the Company amounting to $173,540 and $193,065, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2014 and December 31, 2013, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,119, respectively. These advances are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of March 31, 2014 and December 31, 2013 the balance on the notes payable related to the accrued salaries remained at $429,439.

NOTE 10 - ACCRUED PAYROLL TAXES

As of March 31, 2014 and December 31, 2013 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of $170,430 and $215,442, respectively.  The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the company not remitting payroll tax liabilities.  Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

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

Directview Holdings, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2014

NOTE 12 – SUBSEQUENT EVENTS (continued)

(1)	To approve the Company’s 2014 Incentive Plan (the “Plan”) and the reservation of 10,000,000 shares of the Company’s common stock for issuance under the Plan.

During April 2014 the Company redeemed approximately $35,000 of convertible notes payable which had derivative liabilities associated with them.  In addition to reducing the principal amount of convertible notes payable, the Company estimates a reduction of derivative liabilities of approximately $5,000,000 attributable to the reduction in related notes payable.      .

In April 2014 the Company executed a $362,319, 8% secured convertible promissory note due on April 15, 2015.  The Company received net proceeds from this note of $333,333.  This note is convertible at a contractual rate of $0.02 per share subject to adjustment for down round (“Ratchet”) provisions that result in derivative accounting treatment.

In April 2014 the Company converted $1,376 of convertible debentures into 13,760,144 share of common stock at the contractual rate of .$0001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by DirectView Holdings, Inc. (“DirectView” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on April 15, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

Unless specifically set forth to the contrary, “DirectView,” “we,” “us,” “our” and similar terms refer to DirectView Holdings, Inc., a Delaware corporation, and each of our subsidiaries.

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

DirectView Holdings, Inc. was formed in October 2006 and provides security surveillance and video conferencing solutions to a wide range of industries. Immediately after our formation, we acquired Ralston Communication Services and Meeting Technologies from DirectView, Inc., a Nevada corporation, of which Mr. and Mrs. Ralston were officers and directors immediately prior to such acquisition, in exchange for the assumption by us of these subsidiaries working capital deficiencies and any and all trade credit and other liabilities.  Both of these entities had historically provided the video conferencing services we continue to provide.  In February 2007, we formed DirectView Security Systems, Inc. (“DirectView Security”) and in July 2007 we formed DirectView Video. DirectView Security began offering services and products immediately from inception.

Our operations are conducted within two divisions:

●	Our security division which provides surveillance systems, digital video recording and services to businesses and organizations, and
●	Our video conferencing divisions which is a full-service provider of teleconferencing products and services to businesses and organizations.

We operate our security division through DirectView Security where we provide a wide array of video and audio hardware and software options to create custom security and surveillance solutions for large and small businesses as well as residential customers. The Company currently services customers in a wide range of industries, including but not limited to, transportation, hotel and hospitality, education and real estate.

We provide our customers with the latest technologies in surveillance systems, digital video recording and services.  These systems provide onsite and remote video and audio surveillance. We generate revenue through the sale and installation of surveillance systems and the sale of maintenance agreements. We source our products from a variety of different suppliers and our product and service offerings include:

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

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Sales

Overall, our net sales for the three months ended March 31, 2014 increased approximately 65% from the comparable period in 2013.  The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2013 to 2014:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	$	% of Total	$	% of Total	Variance
Sale of product	99,177	69%	59,940	68%	65%
Service	43,769	31%	27,624	32%	58%
Total	142,946	100%	87,564	100%	63%

Sales of product for the three months ended March 31, 2014 increased approximately 65% as compared to the three months ended March 31, 2013.  The increase is primarily due to the Company acquiring new business and fulfilling their product needs.  Service revenue for the three months ended March 31, 2014 increased approximately 58% as compared to the three months ended March 31, 2013.  The overall increase is due to marketing efforts and which attracted new customers.

Net sales increased due to new customers and the Company responding effectively to their sales needs.  In an effort to continue to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized increased sales during the three months ended March 31, 2014, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of product includes product and delivery costs relating to the sale of product revenue.  Cost of services includes labor and installation for service revenue.   Overall, cost of sales remained consistent for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2013 to 2014:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	$	% of Total	$	% of Total	Variance
Cost of product	17,758	34%	35,944	68%	-51%
Cost of service	34,912	66%	16,857	32%	107%
Total	52,670	100%	52,801	100%	0%

During the three months ended March 31, 2014 our cost of product decreased 51% as compared to the three months ended March 31, 2013. During the three and months ended March 31, 2014, our cost of services increased 107% as compared to the three months ended March 31, 2013.  The decrease in cost of product relates to the Company negotiating purchase prices for its products.  The increase in cost of service relate to increased sales which resulted in the Company hiring more sales personnel.

Total operating expenses for the three months ended March 31, 2014 were $613,096, an increase of $475,940, or approximately 350% from total operating expenses for the comparable three months ended March 31, 2013 of $137,156.  The increase in operating expenses is primarily attributed to increased marketing expenses, higher selling, general and administrative expenses and stock based compensation recognized in 2014.

Loss from operations

We reported a loss from operations of $522,820 for the three months ended March 31, 2014 compared to a loss from operations of $102,393 for the three months ended March 31, 2013.  An increase of $420,427 or 411% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Other Income (Expenses)

Total other expense was $34,043,445 and $28,567 for the three months ended March 31, 2014 and 2013, respectively. An increase of other expense of $34,014,878 or 119070% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The increase in other expense is primarily attributable to an increase in change in fair value of derivative liability, an increase in derivative expense, and an increase in amortization of debt discount.  This significant increase in change in fair vale of derivative liability is due to the fair value of the Company’s common stock increasing from $.0017 at December 31, 2013 to $.0195 at March 31, 2014.  The increase in derivative liability is due to the effect of “Ratchet” provisions related to convertible notes payable.

Net loss

We reported a net loss of $34,566,265 and $130,960 for the three months ended March 31, 2014 and 2013, respectively.  We reported a net loss attributable to non-controlling interest of $19,468 and $8,537 during the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2014 we had a cash balance of $81,537 and a working capital deficit of $37,117,540.

We reported a net increase in cash for the three months ended March 31, 2014 of $58,068 compared December 31, 2013. While we currently have no material commitments for capital expenditures, at March 31, 2014 we owed approximately $127,000 under various notes payable and $279,000 under convertible promissory notes.  We do not presently have any external sources of working capital.

During the quarter ended June 30, 2012, the Company issued notes payable with an interest rate of 3% to the CFO amounting to $429,439 related to the accrued salaries.  As of March 31, 2014 the balance on the notes payable related to the accrued salaries remained at $429,439.

The Company also has a due on demand note payable with an interest rate of 12% as of March 31, 2014 totaling $10,843 payable to Mr. Ralston and a due on demand note payable with an interest rate of 3% as of March 31, 2014 totaling $52,347 payable to Mrs. Ralston.

At March 31, 2014 the Company owed $146,015 to Regal Capital, formerly a related party, which is due upon demand and bears 0% interest. The Company also owed Regal Capital $116,792 in notes payable which bear a 12% interest rate.

Accrued liabilities were $1,352,588 as of March 31, 2014 consist of the following:

●	Accrued salaries for certain employees amounting to $717,256
●	Accrued commissions for certain employees amounting to $60,590
●	Sales tax payable of $23,851
●	Lease abandonment charges of $164,375
●	Accrued interest of $209,548
●	Accrued payroll liabilities and taxes of $170,430
●	Other accrued expenses of $6,538

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $34,566,265 during the three months ended March 31, 2014.  At March 31, 2014 we had a working capital deficit of $37,117,540. We do not anticipate we will be profitable in 2014.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2013 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2014 amounted to $97,407 and was primarily attributable to our net loss of $34,566,265, offset by common stock issued for compensation of $387,500, change in fair value of derivative liability of $34,019,684, derivative liability expense of $26,848, debt discount of $26,613, change in other assets of $1,820 and total changes in assets and liabilities of $76,154 and offset by a change in accounts receivables and other current assets of $69,760.  Net cash flows used in operating activities for the three months ended March 31, 2013 amounted to $31,225 and was primarily attributable to our net loss of $130,960, offset by depreciation of $75, debt discount of $15,150, total changes in assets and liabilities of $83,854 and offset by change in fair value of derivative liability of $657.

Financing activities

Net cash flows provided by financing activities was $155,475 for the three months ended March 31, 2014. We had net proceeds from notes payable of $175,000 offset by a reduction in due to related parties of $19,525.  Net cash flows provided by financing activities was $36,304 for the three months ended March 31, 2013. We had proceeds from related party advances of $36,304.

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

The following tables summarize our contractual obligations as of March 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$181,659	181,659	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$492,049	492,049	—	—	—

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended December 31, 2013 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended March 31, 2014.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: May 20, 2014	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: May 20, 2014	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer