Form 10-Q
period 2014-06-30
DIRECTVIEW HOLDINGS INC
filed 2014-08-19
CIK 1441769

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There are 366,487,404 shares of common stock are issued and outstanding as of August 19, 2014.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2014

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Nevada corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

●	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of June 30, 2014) and a company organized under the laws of the state of Florida.

●	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this registration statement contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our history of losses and declining sales, our ability to raise sufficient capital to fund our operating losses, increase our net sales to a level which funds our operating expenses, economic, political and market conditions and fluctuations, competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2013 including the risks described in Part I. Item 1A. Risk Factors of that report.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this registration statement, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$132,069	$23,469
Accounts Receivable - net	38,433	40,066
Other Current Assets	10,000	383

Total Current Assets	180,502	63,918

PROPERTY AND EQUIPMENT - Net	12,448	-
OTHER ASSETS	1,231	3,154

Total Assets	$194,181	$67,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$360,937	$115,748
Short Term Advances	146,015	146,015
Notes Payable	126,692	126,692
Accounts Payable	221,847	163,021
Accrued Expenses	1,394,765	1,285,994
Due to Related Parties	661,369	693,813
Derivative Liability	10,026,367	1,503,531
Total Current Liabilities	12,937,992	4,034,814

Total Liabilities	12,937,992	4,034,814

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 500,000,000 Shares Authorized;
366,487,404 and 228,479,134 shares issued and outstanding at June 30, 2014
and December 31, 2013, respectively)	36,649	22,848
Additional Paid-in Capital	13,928,302	13,451,565
Accumulated Deficit	(26,666,420)	(17,421,808)

Total DirectView Holdings, Inc. Stockholders' Deficit	(12,701,469)	(3,947,395)

Non-Controlling Interest in Subsidiary	(42,342)	(20,347)

Total Stockholders' Deficit	(12,743,811)	(3,967,742)

Total Liabilities and Stockholders' Deficit	$194,181	$67,072

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

NET SALES:
Sales of Product	$97,938	$61,703	$197,115	$121,643
Service	14,510	13,718	58,279	41,342
Total Net Sales	112,448	75,421	255,394	162,985

COST OF SALES:
Cost of Product	130,561	20,415	148,319	56,359
Cost of Service	49,365	23,484	84,277	38,907
Total Cost of Sales	179,926	43,899	232,596	95,266

GROSS PROFIT	(67,478)	31,522	22,798	67,719

OPERATING EXPENSES:
Marketing & Public Relations	52,539	-	104,351	-
Depreciation	-	75	-	150
Compensation and Related Taxes	140,414	89,330	616,014	176,922
Other Selling, General and Administrative	166,673	79,428	252,357	130,354

Total Operating Expenses	359,626	168,833	972,722	307,426

LOSS FROM OPERATIONS	(427,104)	(137,311)	(949,924)	(239,707)

OTHER INCOME (EXPENSES):
Other Income (Expense)	(922)	146	44,104	146
Gain on Extinguishment of Derivative Liabilities	10,995,882	-	10,995,882	-
Change in Fair Value of Derivative Liabilities	14,819,099	5,134	(19,200,585)	4,478
Derivative Expense	-	-	(26,848)	-
Amortization of Debt Discount	(88,240)	-	(114,853)	-
Interest Expense	944	(15,156)	(14,382)	(43,066)

Total Other Income (Expense)	25,726,763	(9,876)	(8,316,682)	(38,442)

NET INCOME (LOSS)	25,299,659	(147,187)	(9,266,606)	(278,149)

Less: Net Income (Loss) Attributable to Non-Controlling Interest	2,526	(4,445)	21,994	(12,982)

Net Income (Loss) Attributable to DirectView Holdings, Inc.	$25,302,185	$(151,632)	$(9,244,612)	$(291,131)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$0.06	$-	$(0.02)	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	351,976,293	167,527,046	300,994,648	167,659,024

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,266,606)	$(278,149)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	-	150
Common stock issued for compensation	431,600	-
Change in fair value of derivative liabilities	19,200,586	(4,478)
Gain on extinguishment of derivative liabilities	(10,995,882)	-
Derivative liability expense	26,848	-
Amortization of debt discount	114,853	18,000
Amortization of deferred financing costs	10,936
Noncash interest charges	-	2,000
(Increase) Decrease in:
Accounts receivable	1,633	(56,168)
Other current assets	(9,617)	4,090
Other assets	1,923	-
Increase (Decrease) in:
Accounts payable	58,825	19,543
Accrued expenses	129,319	203,240

Net Cash (Used in) Operating Activities	(295,582)	(91,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of leasehold improvements	(12,448)	-

Net Cash (Used in) Investing Activities	(12,448)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	485,833	-
Payments of convertible notes payable	(36,759)	-
Net proceeds from short term advances	-	35,879
Proceeds from (payments to) related parties	(32,444)	54,157

Net Cash Provided by Financing Activities	416,630	90,036

Net Increase (Decrease) in Cash	108,600	(1,736)

Cash - Beginning of Period	23,469	2,951

Cash - End of Period	$132,069	$1,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$12,953	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with conversion of
convertible promissory note	$17,301	$12,740
Beneficial conversion and derivative liabilities on convertible notes payable	$25,000	$46,983
Initial recognition of derivative liability	$-	$51,982

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of June 30, 2014.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2014, and the results of operations and cash flows for the six months ending June 30, 2014 have been included. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. This statement is effective for fiscal years beginning after December 15, 2008, with presentation and disclosure requirements applied retrospectively to comparative financial statements.  In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2014, the Company recorded a non-controlling interest of ($42,342) in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  For the six months ended June 30, 2014 and the year ended December 31, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2014 and December 31, 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company uses specific identification of accounts to reserve possible uncollectible receivables.   The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At June 30, 2014 and December 31, 2013, management determined that an allowance is necessary which amounted to $137,215 and $137,215, respectively. During the six months ended June 30, 2014 and 2013, the Company did not have any expense related to uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the six months ended June 30, 2014 and 2013 was $104,351 and $0, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the six months ended June 30, 2014 and 2013, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.  There was no inventory at June 30, 2014 and December 31, 2013.

Property and equipment and Leasehold Improvements

Property and equipment and leasehold improvements are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  Leasehold improvements are amortized on a straight-line basis over the term of the lease.

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2014 and 2013.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $431,600 and $0 during the six months ended June 30, 2014 and 2013, respectively.

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

During the six months ended June 30, 2014, one customer accounted for 64% of revenues.

During the six months ended June 30, 2013, one customer accounted for 82% of revenues.

As of June 30, 2014 there was not a single customer that accounted for more than 10% of total accounts receivable.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At June 30, 2014 the Company had 1,161,569,275 shares equivalent issuable pursuant to embedded conversion features.  At June 30, 2013, the Company had 9,335,489 shares equivalent issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2014, the Company had an accumulated deficit of approximately $27 million, a stockholders’ deficit of approximately $12.7 million and a working capital deficiency of $12,757,490.  Additionally, for the six months ended June 30, 2014, the Company incurred net losses of $9,266,606 and had negative cash flows from operations in the amount of $295,582.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the six months ended June 30, 2014, the Company received net proceeds from issuance of notes of $485,833 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 NOTE 3 - PROPERTY AND EQUIPMENT / LEASEHOLD IMPROVEMENTS

Property and equipment consisted of the following:

	Estimated life	June 30, 2014	December 31, 2013
Leasehold Improvements	2 years	$12,448	$0
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$12,448	$0

For the six months ended June 30, 2014 and 2013, depreciation expense amounted to $0 and $150, respectively.

In June 2014 the Company negotiated to lease office space and made leasehold improvements totaling $12,448.  The Company will amortize the balance on a straight-line basis for the term of 2 years commencing in July 2014.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011.  The note is in default as of June 30, 2014 and as of December 31, 2013.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In October 2013 $10,100 was assigned to three different note holders.  The new notes totaling $10,100 are included in Convertible Notes Payable.  The remaining balance of this note is $9,900 as of June 30, 2014 and as of December 31, 2013.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum.  As of June 30, 2014 and December 31, 2013 the notes amounted to $116,792 and $116,792 respectively.

 As of June 30, 2014 and December 31, 2013, all of the notes payable - amounted to $126,692.

Accrued interest on the notes payable amounted to approximately $35,788 and $28,500 as of June 30, 2014 and December 31, 2013, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the six months ended June 30, 2014 and the year ended December 31, 2013, an unrelated party advanced funds to the Company used for operating expenses.  The advances are payable in cash and are non interest bearing and due on demand.  The balance of these short term advances was $146,015 and $146,015 as of June 30, 2014 and December 31, 2013.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

	June 30, 2014	December 31, 2013
Secured convertible promissory notes	$637,311	$175,138

Less: debt discount	(276,374)	(59,390)

Secured convertible promissory note– net	$360,937	$115,748

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.  In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001.  This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013.  In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share.  In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001per share.  The balance of the unsecured note payable amounted to $43,246 as of June 30, 2014 and $44,236 as of December 31, 2013.

On June 1, 2012 convertible promissory notes of $60,000 were assigned by the note holder to a third party and included the note balance and accrued interest amounting to $80,750. Upon the assignment and conversion of this note we recorded an additional beneficial conversion feature of $15,026 which was expensed immediately as interest relating to the new note for accrued interest. Subsequent to the assignment of the note, the note holders converted $47,000 of such notes into 10,047,470 shares of the Company’s common stock, at the contractual rate of $.005.  In July 2012 a note holder converted $9,250 in accrued interest related to a convertible promissory note into 2,569,444 shares of the Company’s common stock, at the contractual rate of $.004.  During the three months ended March 31, 2013, note holders’ converted $5,100 of convertible notes payables into 3,000,000 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.0017 per share.  In March 2014 the note holders’ converted $7,000 of convertible notes payables into 7,000,000 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.001 per share.  The note holders’ also converted $42,200 which was $21,650 of the remaining balance of the convertible notes payables and $20,550 of accrued interest into 5,640,203 shares of the Company’s common stock at the contract rate of $.007482 per share.  The balance of the convertible note payable amounted to $0 as of June 30, 2014 and $28,650 as of December 31, 2013.

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

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

This note included down round “Ratchet” provisions that resulted in derivative accounting treatment for this note (See note 7).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $17,000 which has been fully amortized as of December 31, 2013.  In July 2013 the note holder converted $764 into 7,640,000 common shares. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001per share.  The balance of the unsecured note payable amounted to $15,246 as of June 30, 2014 and $16,236 as of December 31, 2013.

In May 2013 a note holder assigned it’s $20,000 note to two third party entities.  In July 2013, the note holders’ converted $1,528 of convertible notes payables into 15,280,000 shares of the Company’s common stock at the contractual rate of $.0001 per share. In February 2014 the note holder converted an additional $764 into common shares at the contractual rate of $.0001per share.  In March 2014 the note holder converted an additional $993 into common shares at the contractual rate of $.0001per share.  In April 2014 the Company paid the balance of the note in full leaving a $0 balance as of June 30, 2014.  The balance of these notes totaled $18,472 as of December 31, 2013.

August 30, 2013 the Company issued an $8,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The debt discount is being amortized over the term of the note.   This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In April 2014 the note holder converted $1,500 into common shares at the contractual rate of $.0001per share.  The balance of the convertible debenture, net of debt discount, is $5,881 and $2,667 as of June 30, 2014 and December 31, 2013, respectively.

In September 2013, the Company issued a $7,500 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The Company recorded a debt discount of $5,625 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).   In April 2014 the Company paid the balance of the note in full leaving a $0 balance as of June 30, 2014.  The balance of the convertible debenture, net of debt discount, was $1,875 as of December 31, 2013.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.00075.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture, net of debt discount, is $7,494 and $1,667 as of June 30, 2014 and December 31, 2013, respectively.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 7).

On October 7, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In February 2014 the note holder converted $1,000 into common shares; in March 2014 the note holder converted an additional $1,000 into common shares, and in April 2014 the note holder converted another $1,000 into common shares.  The three conversions were at the contractual rate of $.0001per share.  In April 2014, the Company paid the remaining balance of the note in full leaving a $0 balance as of June 30, 2014.  The balance of the convertible debenture, net of debt discount, was $903 as of December 31, 2013.

On October 14, 2013 the Company issued a convertible promissory note payable in the amount of $5,100.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 14 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $4,336 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On November 13, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. In April 2014 the note holder converted $1,500 into 1,500,000 shares of common stock at a contractual rate of $.0001.  After the conversion, the Company paid the remaining balance of the note in full leaving a $0 balance as of June 30, 2014.  The balance of the convertible debenture, net of debt discount, was $0 as of December 31, 2013.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

On October 17, 2013 the Company issued a convertible promissory note payable in the amount of $2,500.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 17 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $1,736 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On October 24, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. The Company paid the balance of the note in full leaving a $0 balance as of June 30, 2014.  The balance of the convertible debenture, net of debt discount, was $0 as of December 31, 2013.

On October 18, 2013 the Company issued a convertible promissory note payable in the amount of $2,500 from a note holder.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 18 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $1,736 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On November 14, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. The Company paid the balance of the note in full leaving a $0 balance as of June 30, 2014.  The balance of the convertible debenture, net of debt discount, was $0 as of December 31, 2013.

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0008.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 7). The balance of this convertible debenture, net of debt discount, is $13,525 and $1,042 as of June 30, 2014 and December 31, 2013, respectively.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date.  The Company recorded a debt discount of $25,000.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 7). The balance of this convertible debenture, net of debt discount, is $14,566 as of June 30, 2014.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date.  Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures.  The balance of these three notes was $150,000 as of June 30, 2014.

On April 11, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $362,319 with a one year maturity date.  This convertible debenture converts at $.02, due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $266,285 and a debt discount of $266,285 (see Note 7).  The Company also recorded OID of $28,965. The OID and debt discount are being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of this convertible debenture, net of debt discount and deferred financing is $110,980 as of June 30, 2014.

During the six months ended June 30, 2014 and 2013, amortization of debt discount amounted to $114,853 and $0, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2013 to June 30, 2014:

Conversion feature derivative liability
Balance at December 31, 2013	$1,503,531
Gain on extinguishment of derivative liability	(10,995,882)
Recognition of derivative liability	318,133
Change in fair value included in earnings	19,200,585
Balance at June 30, 2014	$10,026,367

Total derivative liability at June 30, 2014 and December 31, 2013 amounted to $10,026,367 and $1,503,531, respectively.  The net increase of $8,522,836 is due to the quoted market price of the Company’s common stock increasing from $.0017 at December 31, 2013 to $.0088 at June 30, 2014 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2014
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

Pursuant to the terms of a promissory note issued in October 2013 the Company issued 10,000,000 common shares in February 2014 and an additional 10,000,000 common shares in March 2014 and another 10,000,000 common shares in April 2014.  The three issuances were at contractual rate of $.0001 per share totaling $3,000.

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

Pursuant to the terms of a convertible promissory note issued in June 2012 the Company issued 5,640,203 common shares in March 2014 upon conversion at the contractual rate of $.007482 per share totaling $42,200.

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

Pursuant to the terms of a convertible promissory note the Company issued 15,000,000 common shares in April 2014 upon conversion at the contractual rate of $.0001 per share totaling $1,500.

Pursuant to the terms of a convertible promissory note issued in August 2013 the Company issued 15,000,000 common shares in April 2014 upon conversion at the contractual rate of $.0001 per share totaling $1,500.

Pursuant to the board of directors meeting in March 2014 the Company issued 3,000,000 common shares to an employee for services rendered.  The shares were issued at the fair market value rate of $.0147 at the time of issuance, resulting in an expense of $44,100.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties. Additionally, as of June 30, 2014 $55,878 of accrued interest due to related parties has been included in accrued expenses.

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.  The amount due to such related party at June 30, 2014 and December 31, 2013 was $52,347 and $52,347, respectively.  As of June 30, 2014 and December 31, 2013, this note was reflected as due to related party.  Accrued interest related to these notes amounted to $3,925 and $3,148 as of June 30, 2014 and December 31, 2013, respectively and is included in accrued expenses in the Company’s balance sheet.

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.  During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of June 30, 2014 and December 31, 2013.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $21,342 and $20,695 as of June 30, 2014 and December 31, 2013, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. The Company repays the advances when funds are available.  The Company repaid $32,444 to the Chief Executive Officer in the second quarter on 2014.  At June 30, 2014 and December 31, 2013 the Company had a payable to the Chief Executive Officer of the Company amounting to $160,621 and $193,065, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At June 30, 2014 and December 31, 2013, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,119, respectively. These advances are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of June 30, 2014 and December 31, 2013 the balance on the notes payable related to the accrued salaries remained at $429,439.

NOTE 10 - ACCRUED PAYROLL TAXES

As of June 30, 2014 and December 31, 2013 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of $171,913 and $215,442, respectively.  The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements.

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

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

Net Sales

Overall, our net sales for the three and six months ended June 30, 2014 increased approximately 49% and 57% respectively, from the comparable periods in 2013.  The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2013 to 2014:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013

	$	% of Total	$	% of Total	Variance
Sale of product	97,938	87%	61,703	82%	59%
Service	14,510	13%	13,718	18%	6%
Total	112,448	100%	75,421	100%	49%

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013

		% of Total		% of Total	Variance
Sale of product	197,115	77%	121,643	75%	62%
Service	58,279	23%	41,342	25%	41%
Total	255,394	100%	162,985	100%	57%

Sales of product for the three and six months ended June 30, 2014 increased approximately 59% and 62%, respectively, as compared to the three and six months ended June 30, 2013.  The increase is primarily due to the Company acquiring a new customer and fulfilling their product needs.  Service revenue for the three and six months ended June 30, 2014 increased approximately 6% and 41%, respectively, as compared to the three and six months ended June 30, 2013.  The overall increase is due to marketing efforts and which attracted new customers.

Net sales increased due to new customers and the Company responding effectively to their sales needs.  In an effort to continue to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized increased sales during the three and six months ended June 30, 2014, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of sales

Cost of product includes product and delivery costs relating to the sale of product revenue.  Cost of services includes labor and installation for service revenue.   Overall, cost of sales increased approximately 310% and 144%, respectively, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013.  The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2013 to 2014:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013

	$	% of Total	$	% of Total	Variance
Cost of product	130,561	73%	20,415	47%	540%
Cost of service	49,365	27%	23,484	53%	110%
Total	179,926	100%	43,899	100%	310%

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013

		% of Total		% of Total	Variance
Cost of product	148,319	64%	56,359	59%	163%
Cost of service	84,277	36%	38,907	41%	117%
Total	232,596	100%	95,266	100%	144%

During the three and six months ended June 30, 2014 our cost of product increased 540% and 163%, respectively, as compared to the three and six months ended June 30, 2013.  During the three and six months ended June 30, 2014, our cost of services increased 110%  and 117%, respectively, as compared to the three and six months ended June 30, 2013.  The increase in cost of product and the increase in cost of service relates to increased sales which resulted in the Company needing more products and hiring more sales personnel.

Total operating expenses for the three and six months ended June 30, 2014 were $359,626 and $972,722, respectively, an increase of $190,793 and $665,296 respectively, or approximately 113% and 216% respectively, from total operating expenses for the comparable three and six months ended June 30, 2013of $168,833 and $307,426 respectively.  The increase in operating expenses is primarily attributed to increased marketing expenses, higher selling, general and administrative expenses and stock based compensation recognized in 2014.

Loss from operations

We reported a loss from operations of $427,104 and $949,924 respectively, for the three and six months ended June 30, 2014 compared to a loss from operations of $137,311 and $239,707 respectively, for the three and six months ended June 30, 2013.  An increase of $289,793 and $710,217 or 211% and 296% respectively, for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.

Other Income (Expenses)

Total other income (expense) was $25,726,763 and ($8,316,682) for the three and six months ended June 30, 2014 respectively, and total other (expense) was ($9,876) and ($38,442) for the three and six months ended June 30, 2013, respectively.  An increase of other income of $25,736,639 or 260,598% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The Company had an increase in other (expense) of ($8,278,240) and ($278,149) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase in other expense is primarily attributable to an increase in change in fair value of derivative liability, an increase of interest expense and amortization of debt discount offset by a gain on extinguishment of derivative liability.  This significant increase in change in fair value of derivative liability is due to the fair value of the Company’s common stock increasing from $.0017 at December 31, 2013 to $.0088 at June 30, 2014.  The increase in derivative liability is due to the effect of “Ratchet” provisions related to convertible notes payable.

Net income (loss)

We reported a net income (loss) of $25,299,659 and ($9,266,606) for the three and six months ended June 30, 2014 respectively, as compared to a net loss of ($147,817) and ($278,149) for the three and six months ended June 30, 2013, respectively.  We reported a net income attributable to non-controlling interest of $2,526 and $21,994 during the three and six months ended June 30, 2014 respectively.  We reported a net loss attributable to non-controlling interest of ($4,445) and ($12,982) during the three and six months ended June 30, 2013 respectively.  For the quarter ended June 30, 2014 our net income was attributable to the accounting for our derivative liabilities.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2014 we had a cash balance of $132,069 and a working capital deficit of $12,757,490.

We reported a net increase in cash for the six months ended June 30, 2014 of $108,600 compared December 31, 2013. While we currently have no material commitments for capital expenditures, at June 30, 2014 we owed approximately $127,000 under various notes payable and $361,000 under convertible promissory notes.  We do not presently have any external sources of working capital.

During the quarter ended June 30, 2012, the Company issued notes payable with an interest rate of 3% to the CFO amounting to $429,439 related to the accrued salaries.  As of June 30, 2014 the balance on the notes payable related to the accrued salaries remained at $429,439.

The Company also has a due on demand note payable with an interest rate of 12% as of June 30, 2014 totaling $10,843 payable to Mr. Ralston and a due on demand note payable with an interest rate of 3% as of June 30, 2014 totaling $52,347 payable to Mrs. Ralston.

At June 30, 2014 the Company owed $146,015 to Regal Capital, formerly a related party, which is due upon demand and bears 0% interest. The Company also owed Regal Capital $116,792 in notes payable which bear a 12% interest rate.

Accrued liabilities were $1,394,765 as of June 30, 2014 consist of the following:

·        Accrued salaries for certain employees amounting to $806,117
·        Accrued commissions for certain employees amounting to $60,590
·        Sales tax payable of $24,159
·        Lease abandonment charges of $164,375
·        Accrued interest of $161,311
        Accrued payroll liabilities and taxes of $171,913
·        Other accrued expenses of $6,300

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $9,266,606 during the six months ended June 30, 2014.  At June 30, 2014 we had a working capital deficit of $12,757,490. We do not anticipate we will be profitable in 2014.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2013 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2014 amounted to $295,580 and was primarily attributable to our net loss of $9,266,606, offset by common stock issued for compensation of $431,600, change in fair value of derivative liability of $19,200,586, derivative liability expense of $26,848, debt discount of $114,853, deferred financing of $10,936, change in other assets of $1,923 and total changes in assets and liabilities of $180,162 and offset by a gain on extinguishment of derivative liabilities of $10,995,882.  Net cash flows used in operating activities for the six months ended June 30, 2013 amounted to $91,772 and was primarily attributable to our net loss of $278,149, offset by depreciation of $150, debt discount of $18,000, noncash interest charges of $2,000 and total changes in assets and liabilities of $170,705 and offset by change in fair value of derivative liability of $4,478.

Investing  activities

Net cash flows used by investing activities totaled $12,450 and $0 for the six months ended June 30, 2014 and 2013 respectively.

Financing activities

Net cash flows provided by financing activities was $416,630 for the six months ended June30, 2014. We had net proceeds from notes payable of $449,074 offset by a reduction in due to related parties of $32,444.  Net cash flows provided by financing activities was $90,036 for the six months ended June 30, 2013. We had proceeds from related party advances of $54,157 and net proceeds from short term advances of $35,879.

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

The following tables summarize our contractual obligations as of June 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$168,740	168,740	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$479,130	479,130	—	—	—

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

ITEM 4. CONTROLS AND PROCEDURES.

                   Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30,
2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2013, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

There is no other information required to be disclosed under this item which has not been previously disclosed

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

DIRECTVIEW HOLDINGS, INC.

Date: August 19, 2014	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: August 19, 2014	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer