Form 10-Q
period 2014-09-30
DIRECTVIEW HOLDINGS INC
filed 2014-11-19
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-53741

DIRECTVIEW HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-5874633
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

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

As of November 19, 2014, there were 380,746,663 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Nevada corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

●	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of September 30, 2014) and a company organized under the laws of the state of Florida.

●	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

ITEM 1. FINANCIAL STATEMENTS.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$19,394	$23,469
Accounts Receivable - net	28,368	40,066
Other Current Assets	12,563	383

Total Current Assets	60,325	63,918

PROPERTY AND EQUIPMENT - Net	10,892	-
OTHER ASSETS	1,568	3,154

Total Assets	$72,785	$67,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$472,808	$115,748
Short Term Advances	146,015	146,015
Notes Payable	126,692	126,692
Accounts Payable	172,775	163,021
Accrued Expenses	1,507,208	1,285,994
Due to Related Parties	668,915	693,813
Derivative Liability	4,426,555	1,503,531
Total Current Liabilities	7,520,968	4,034,814

Total Liabilities	7,520,968	4,034,814

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 500,000,000 Shares Authorized;
371,487,404 and 228,479,134 shares issued and outstanding at September 30, 2014
and December 31, 2013, respectively)	37,149	22,848
Additional Paid-in Capital	13,958,802	13,451,565
Accumulated Deficit	(21,408,398)	(17,421,808)

Total DirectView Holdings, Inc. Stockholders' Deficit	(7,412,447)	(3,947,395)

Non-Controlling Interest in Subsidiary	(35,736)	(20,347)

Total Stockholders' Deficit	(7,448,183)	(3,967,742)

Total Liabilities and Stockholders' Deficit	$72,785	$67,072

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
NET SALES:
Sales of Product	$77,312	$7,095	$274,427	$128,738
Service	81,235	4,318	139,514	45,660
Total Net Sales	158,547	11,413	413,941	174,398

COST OF SALES:
Cost of Product	70,968	12,632	219,287	68,991
Cost of Service	39,154	20,696	123,431	59,603
Total Cost of Sales	110,122	33,328	342,718	128,594

GROSS PROFIT	48,425	(21,915)	71,223	45,804

OPERATING EXPENSES:
Marketing & Public Relations	8,452	240	112,803	810
Depreciation	-	3	1,556	153
Compensation and Related Taxes	109,732	88,243	725,746	265,165
Other Selling, General and Administrative	126,598	64,818	378,955	194,602

Total Operating Expenses	244,782	153,304	1,219,060	460,730

LOSS FROM OPERATIONS	(196,357)	(175,219)	(1,147,837)	(414,926)

OTHER INCOME (EXPENSES):
Other Income (Expense)	(933)	-	43,171	146
Gain on Extinguishment of Derivative Liabilities	-	-	10,995,882	-
Change in Fair Value of Derivative Liabilities	5,599,812	37,552	(13,600,773)	42,030
Derivative Expense	(26,848)	-	(26,848)	-
Amortization of Debt Discount	(98,750)	-	(213,603)	-
Interest Expense	(37,588)	(11,245)	(51,970)	(54,311)

Total Other Income (Expense)	5,435,693	26,307	(2,854,141)	(12,135)

NET INCOME (LOSS)	5,239,336	(148,912)	(4,001,978)	(427,061)

Less: Net Income (Loss) Attributable to Non-Controlling Interest	6,606	16,736	(15,388)	3,754

Net Income (Loss) Attributable to DirectView Holdings, Inc.	$5,245,942	$(132,176)	$(4,017,366)	$(423,307)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$0.01	$-	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	369,839,052	197,919,134	324,267,933	178,867,559

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,001,978)	$(427,061)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	1,556	153
Common stock issued for compensation	462,600	-
Change in fair value of derivative liabilities	13,600,773	(42,030)
Gain on extinguishment of derivative liabilities	(10,995,882)	-
Derivative liability expense	26,848	-
Amortization of debt discount	213,603	18,000
Amortization of deferred financing costs	24,057
Noncash interest charges	-	2,000
(Increase) Decrease in:
Accounts receivable	11,698	(58,728)
Other current assets	(12,180)	6,280
Other assets	1,586	-
Increase (Decrease) in:
Accounts payable	9,754	30,360
Accrued expenses	241,762	266,548

Net Cash (Used in) Operating Activities	(415,803)	(204,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of leasehold improvements	(12,448)	-

Net Cash (Used in) Investing Activities	(12,448)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	485,833	15,500
Payments of convertible notes payable	(36,759)	-
Net proceeds from short term advances	-	35,879
Proceeds from (payments to) related parties	(24,898)	155,349

Net Cash Provided by Financing Activities	424,176	206,728

Net Increase (Decrease) in Cash	(4,075)	2,250

Cash - Beginning of Period	23,469	2,951

Cash - End of Period	$19,394	$5,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$12,953	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with conversion of
convertible promissory note	$17,301	$22,920
Beneficial conversion and derivative liabilities on convertible notes payable	$25,000	$69,186
Initial recognition of derivative liability as debt discount	$318,133	$61,686

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of September 30, 2014. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2014, and the results of operations and cash flows for the nine months ending September 30, 2014 have been included. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest.  In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2014, the Company reflected a non-controlling interest of ($35,736) in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  For the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2014 and December 31, 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition, FASB ASC 825-10-25 Fair Value Option expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company uses specific identification of accounts to reserve possible uncollectible receivables.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2014 and December 31, 2013, management determined that an allowance is necessary which amounted to $137,215 and $137,215, respectively. During the nine months ended September 30, 2014 and 2013, the Company did not have any expense related to uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the nine months ended September 30, 2014 and 2013 was $112,803 and $810, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the nine months ended September 30, 2014 and 2013, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.  The Company acquires inventory for specific installation jobs. As a result, the Company orders inventory only as needed for installations and there was no inventory on hand at September 30, 2014 and December 31, 2013.

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
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2014 and 2013.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $462,600 and $0 during the nine months ended September 30, 2014 and 2013, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

During the nine months ended September 30, 2014, one customer accounted for 61% of revenues.

During the nine months ended September 30, 2013, one customer accounted for 69% of revenues.

As of September 30, one customer accounted for 80% of total accounts receivable.

As of December 31, 2013, three customers accounted for 69% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	12%
Customer 2	12%
Customer 3	45%
Total	69%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At September 30, 2014 the Company had 1,181,369,275 shares equivalent issuable pursuant to embedded conversion features.  At September 30, 2013, the Company had 40,064,943 shares equivalent issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASC Subtopic 205-40 which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2014, the Company had an accumulated deficit of approximately $21 million, a stockholders’ deficit of approximately $7.4 million and a working capital deficiency of $7,460,643.  Additionally, for the nine months ended September 30, 2014, the Company incurred net losses of $4,001,978 and had negative cash flows from operations in the amount of $415,803.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  Management intends to attempt to raise funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

 NOTE 3 - PROPERTY AND EQUIPMENT / LEASEHOLD IMPROVEMENTS

Property and equipment consisted of the following:

	Estimated life	June 30, 2014	December 31, 2013
Leasehold Improvements	2 years	$12,448	$0
Less: Accumulated amortization		(1,556)	0
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$10,892	$0

For the nine months ended September 30, 2014 and 2013, depreciation and amortization expense amounted to $1,556 and $153, respectively.

In June 2014 the Company negotiated to lease office space and made leasehold improvements totaling $12,448.  The Company will amortize the balance on a straight-line basis for the term of 2 years commencing in July 2014.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011.  The note is in default as of September 30, 2014 and as of December 31, 2013.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In October 2013 $10,100 was assigned to a different note holder.  The new note is included in Notes Payable.  The remaining balance of this note is $9,900 as of September 30, 2014 and as of December 31, 2013.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum.  As of September 30, 2014 and December 31, 2013 the notes amounted to $116,792 and $116,792 respectively.

As of September 30, 2014 and December 31, 2013, all of the notes payable - amounted to $126,692.

Accrued interest on the notes payable amounted to approximately $39,000 and $28,500 as of June 30, 2014 and December 31, 2013, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the nine months ended September 30, 2014 and the year ended December 31, 2013, an unrelated party advanced funds to the Company used for operating expenses.  The advances are payable in cash and are non interest bearing and due on demand.  The balance of these short term advances was $146,015 and $146,015 as of September 30, 2014 and December 31, 2013.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

	September 30, 2014	December 31, 2013
Secured convertible promissory notes	$637,311	$175,138

Less: debt discount	(164,503)	(59,390)

Secured convertible promissory note– net	$472,808	$115,748

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.  In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001.  This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013.  In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share.  In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001per share.  The balance of the unsecured note payable amounted to $43,246 as of September 30, 2014 and $44,236 as of December 31, 2013.

On June 1, 2012 convertible promissory notes of $60,000 were assigned by the note holder to a third party and included the note balance and accrued interest amounting to $80,750. Upon the assignment and conversion of this note we recorded an additional beneficial conversion feature of $15,026 which was expensed immediately as interest relating to the new note for accrued interest. Subsequent to the assignment of the note, the note holders converted $47,000 of such notes into 10,047,470 shares of the Company’s common stock, at the contractual rate of $.005.  In July 2012 a note holder converted $9,250 in accrued interest related to a convertible promissory note into 2,569,444 shares of the Company’s common stock, at the contractual rate of $.004.  During the three months ended March 31, 2013, note holders’ converted $5,100 of convertible notes payables into 3,000,000 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.0017 per share.  In March 2014 the note holders’ converted $7,000 of convertible notes payables into 7,000,000 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.001 per share.  The note holders’ also converted $42,200 which was $21,650 of the remaining balance of the convertible notes payables and $20,550 of accrued interest into 5,640,203 shares of the Company’s common stock at the contract rate of $.007482 per share.  The balance of the convertible note payable amounted to $0 as of September 30, 2014 and $28,650 as of December 31, 2013.

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

This note included down round “Ratchet” provisions that resulted in derivative accounting treatment for this note (See note 7).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $17,000 which has been fully amortized as of December 31, 2013.  In July 2013 the note holder converted $764 into 7,640,000 common shares. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001per share.  The balance of the unsecured note payable amounted to $15,246 as of September 30, 2014 and $16,236 as of December 31, 2013.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

In May 2013 a note holder assigned it’s $20,000 note to two third party entities.  In July 2013, the note holders’ converted $1,528 of convertible notes payables into 15,280,000 shares of the Company’s common stock at the contractual rate of $.0001 per share. In February 2014 the note holder converted an additional $764 into common shares at the contractual rate of $.0001per share.  In March 2014 the note holder converted an additional $993 into common shares at the contractual rate of $.0001per share.  In April 2014 the Company paid the balance of the note in full leaving a $0 balance as of September 30, 2014.  The balance of these notes totaled $18,472 as of December 31, 2013.

August 30, 2013 the Company issued an $8,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The debt discount is being amortized over the term of the note.   This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In April 2014 the note holder converted $1,500 into common shares at the contractual rate of $.0001per share.  The balance of the convertible debenture, net of debt discount, is $6,500 and $2,667 as of September 30, 2014 and December 31, 2013, respectively.

In September 2013, the Company issued a $7,500 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The Company recorded a debt discount of $5,625 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).   In April 2014 the Company paid the balance of the note in full leaving a $0 balance as of September 30, 2014.  The balance of the convertible debenture, net of debt discount, was $1,875 as of December 31, 2013.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.00075.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture, net of debt discount, is $9,740 and $1,667 as of September 30, 2014 and December 31, 2013, respectively.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 7).

On October 7, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In February 2014 the note holder converted $1,000 into common shares; in March 2014 the note holder converted an additional $1,000 into common shares, and in April 2014 the note holder converted another $1,000 into common shares.  The three conversions were at the contractual rate of $.0001per share.  In April 2014, the Company paid the remaining balance of the note in full leaving a $0 balance as of September 30, 2014.  The balance of the convertible debenture, net of debt discount, was $903 as of December 31, 2013.

On October 14, 2013 the Company issued a convertible promissory note payable in the amount of $5,100.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 14 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $4,336 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On November 13, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. In April 2014 the note holder converted $1,500 into 1,500,000 shares of common stock at a contractual rate of $.0001.  After the conversion, the Company paid the remaining balance of the note in full leaving a $0 balance as of September 30, 2014.  The balance of the convertible debenture, net of debt discount, was $0 as of December 31, 2013.

On October 17, 2013 the Company issued a convertible promissory note payable in the amount of $2,500.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 17 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $1,736 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On October 24, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. The Company paid the balance of the note in full leaving a $0 balance as of September 30, 2014.  The balance of the convertible debenture, net of debt discount, was $0 as of December 31, 2013.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

On October 18, 2013 the Company issued a convertible promissory note payable in the amount of $2,500 from a note holder.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 18 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $1,736 upon issuance of this note.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On November 14, 2013 $764 was converted into 7,640,000 shares of common stock at a contractual rate of $.0001. The Company paid the balance of the note in full leaving a $0 balance as of September 30, 2014.  The balance of the convertible debenture, net of debt discount, was $0 as of December 31, 2013.

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0008.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 7). The balance of this convertible debenture, net of debt discount, is $19,775 and $1,042 as of September 30, 2014 and December 31, 2013, respectively.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date.  The Company recorded a debt discount of $25,000.  The debt discount is being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 7). The balance of this convertible debenture, net of debt discount, is $20,867 as of September 30, 2014.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date.  Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures.  The balance of these three notes was $150,000 as of September 30, 2014.

On April 11, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $362,319 with a one year maturity date.  This convertible debenture converts at $.02. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $266,285 and a debt discount of $266,285 (see Note 7).  The Company also recorded OID of $28,965. The OID and debt discount are being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of this convertible debenture, net of debt discount and deferred financing is $207,434 as of September 30, 2014. During the nine months ended September 30, 2014 and 2013, amortization of debt discount amounted to $213,603 and $0, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2013 to September 30, 2014:
Conversion feature derivative liability
Balance at December 31, 2013	$1,503,531
Gain on extinguishment of derivative liability due to conversions	(10,995,882)
Recognition of derivative liability	318,133
Change in fair value included in earnings	13,600,773
Balance at September 30, 2014	$4,426,555

Total derivative liability at September 30, 2014 and December 31, 2013 amounted to $4,426,555 and $1,503,531, respectively.  The change in fair value included in earnings as expense of $13,600,773 is due in part to the quoted market price of the Company’s common stock increasing from $.0017 at December 31, 2013 to $.0039 at September 30, 2014 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2014

Expected volatility	192% - 289%
Expected term	3 – 12 months
Risk-free interest rate	0.0 2% - 0.09%
Expected dividend yield	0%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

Pursuant to the board of directors meeting in July 2014 the Company issued 5,000,000 common shares to a company for consulting services rendered.  The shares were issued at the fair market value rate of $.0062 at the time of issuance, resulting in an expense of $31,000.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 9 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties.  Additionally, as of September 30, 2014 $63,773 of accrued interest due to related parties has been included in accrued expenses.

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.  The amount due to such related party at September 30, 2014 and December 31, 2013 was $52,347 and $52,347, respectively.  As of September 30, 2014 and December 31, 2013, this note was reflected as due to related party.  Accrued interest related to these notes amounted to $4,320 and $3,148 as of September 30, 2014 and December 31, 2013, respectively and is included in accrued expenses in the Company’s balance sheet.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.  During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of September 30, 2014 and December 31, 2013.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $21,671 and $20,695 as of September 30, 2014 and December 31, 2013, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. The Company repays the advances when funds are available.  The Company repaid $32,444 and $400 to the Chief Executive Officer in the second and third quarter of 2014 respectively.  At September 30, 2014 and December 31, 2013 the Company had a payable to the Chief Executive Officer of the Company amounting to $168,167 and $193,065, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At September 30, 2014 and December 31, 2013, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,119, respectively. These advances are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of September 30, 2014 and December 31, 2013 the balance on the notes payable related to the accrued salaries remained at $429,439.

NOTE 10 - ACCRUED PAYROLL TAXES

As of September 30, 2014 and December 31, 2013 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of $172,861 and $215,442, respectively.  The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

In October the Company converted $15,000 of convertible debentures into 9,259,259 share of common stock at the contractual rate of $.00162.

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

Overview

Our company was formed in October 2006 and immediately thereafter we acquired Ralston Communication Services and Meeting Technologies from DirectView, Inc., a Nevada corporation of which Mr. and Mrs. Ralston were officers and directors immediately prior to such acquisition, in exchange for the assumption by us of these subsidiaries working capital deficiencies and any and all trade credit and other liabilities.  Both of these entities had historically provided the video conferencing services we continue to provide.  Thereafter, in February 2007, we formed DirectView Security Systems, Inc. (“DirectView Security”) and in July 2007 we formed DirectView Video. DirectView Security began offering services and products immediately from inception.

Our operations are conducted within two divisions:

∙	Our security division which provides surveillance systems, digital video recording and services to businesses and organizations, and
∙	Our video conferencing division which is a full-service provider of teleconferencing products and services to businesses and organizations.

We operate our security division through DirectView Security where we provide a wide array of video and audio hardware and software options to create custom security and surveillance solutions for large and small businesses as well as residential customers. The Company currently services customers in transportation, hotel and hospitality, education and real estate industries.

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

We target businesses of various sizes ranging from residential to large scale businesses.  Our main markets can be divided into five categories which include:

-Transportation (Airport, Heliport, and Bus Terminal)

-Hospitality (Hotel, Golf Course, and Bars/Restaurant)

-Industrial (Warehouse, Storage, and Manufacturing)

-Educational (Daycare, Private School, Learning Center/Religious Organization)

-Residential (Condo/Co-op, Property Management Company, and Private Home)

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

As disclosed in a current report on Form 8-K filed with the SEC on July 11, 2014, on June 24, 2014, DirectView Holdings, Inc. changed its state of incorporation from the State of Delaware to the State of Nevada (the “Reincorporation”) pursuant to a plan of conversion dated June 24, 2014 (the “Plan of Conversion”).  The Reincorporation was accomplished by filing (i) Nevada articles of conversion (the “Nevada Articles of Conversion”) with the Secretary of State of the State of Nevada, (ii) a certificate of conversion (the “Delaware Certificate of Conversion”) with the Secretary of State of the State of Delaware and (iii) articles of incorporation with the Secretary of State of the State of Nevada.  In connection with the Reincorporation, our board of directors adopted new bylaws in the form attached to the Plan of Conversion.

Results of Operations

Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

Net Sales

Overall, our net sales for the three and nine months ended September 30, 2014 increased approximately 1289% and 137% respectively, from the comparable periods in 2013.  The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2013 to 2014:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	$	% of Total	$	% of Total
Sale of Product	77,312	49%	7,095	62%
Service	81,235	51%	4,318	38%
Total	158,547	100%	11,413	100%

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	$	% of Total	$	% of Total
Sale of Product	274,427	66%	128,738	74%
Service	139,514	34%	45,660	26%
Total	413,941	100%	174,398	100%

Sales of product for the three and nine months ended September 30, 2014 increased approximately 990% and 113% as compared to the three and nine months ended September 30, 2013.  The increase is primarily due to the Company acquiring a new customer and fulfilling their product needs.  Service revenue for the three and nine months ended September 30, 2014 increased approximately 1781% and 206% as compared to the three and nine months ended September 30, 2013.  The overall increase is due to marketing efforts and which attracted new customers.

Net sales increased due to new customers and the Company responding effectively to their sales needs.  In an effort to continue to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized increased sales during the three and nine months ended September 30, 2014, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue.  Cost of services includes labor and installation for service revenue.   Overall, cost of sales increased approximately 230% and 167% for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013.  The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2013 to 2014:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	$	% of Total	$	% of Total
Cost of product	70,968	64%	12,632	38%
Cost of service	39,154	36%	20,696	62%
Total	110,122	100%	33,328	100%

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	$	% of Total	$	% of Total
Cost of product	219,287	64%	68,991	54%
Cost of service	123,431	36%	59,603	46%
Total	342,718	100%	128,594	100%

During the three and nine months ended September 30, 2014 our cost of product increased 462% and 218% respectively as compared to the three and nine months ended September 30, 2013.  During the three and nine months ended September 30, 2014, our cost of services increased 89%  and 107% respectively as compared to the three and nine months ended September 30, 2013.  The increase in cost of product and the increase in cost of service relates to increased sales which resulted in the Company needing more products and hiring more sales personnel.

Total operating expenses for the three and nine months ended September 30, 2014 were $244,782 and $1,219,060 respectively, an increase of $91,478 and $758,330 respectively, or approximately 60% and 165% respectively, from total operating expenses for the comparable three and nine months ended September 30, 2013 of $153,304 and $460,730 respectively.  The increase in operating expenses is primarily attributed to increased marketing expenses, higher selling, general and administrative expenses and stock based compensation recognized in 2014.

Loss from Operations

We reported a loss from operations of $196,357 and $1,147,837 respectively, for the three and nine months ended September 30, 2014 compared to a loss from operations of $175,219 and $414,926 respectively, for the three and nine months ended September 30, 2013.  An increase of $21,138 and $732,911 or 12% and 177% respectively, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013.

Other Income (Expenses)

Total other income (expense) was $5,435,693 and ($2,854,141) for the three and nine months ended September 30, 2014 respectively, and total other (expense) was $26,307 and ($12,135) for the three and nine months ended September 30, 2013, respectively.  An increase of other income of $5,409,386 or 20,563% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The Company had an increase in other (expense) of ($2,842,006) or 23,420% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase in other expense is primarily attributable to an increase in change in fair value of derivative liability, an increase of interest expense and amortization of debt discount offset by a gain on extinguishment of derivative liability.  This significant increase in change in fair value of derivative liability is due in part to the fair value of the Company’s common stock increasing from $.0017 at December 31, 2013 to $.0039 at September 30, 2014 and the effect of “Ratchet” provisions related to convertible notes payable.

Net income (loss)

We reported a net income (loss) of $5,239,336 and ($4,001,978) for the three and nine months ended September 30, 2014 respectively, as compared to a net loss of $148,912 and $427,061 for the three and nine months ended September 30, 2013, respectively.  We reported a net income (loss) attributable to non-controlling interest of ($6,606) and $15,388 during the three and nine months ended September 30, 2014 respectively.  We reported a net loss attributable to non-controlling interest of $16,736 and $3,754 during the three and nine months ended September 30, 2013 respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2014 we had a cash balance of $19,394 and a working capital deficit of $7,460,643.

We reported a net decrease in cash for the nine months ended September 30, 2014 of $4,075 compared December 31, 2013. While we currently have no material commitments for capital expenditures, at September 30, 2014 we owed approximately $127,000 under various notes payable and $473,000 under convertible promissory notes.  We do not presently have any external sources of working capital.

During the quarter ended June 30, 2012, the Company issued notes payable with an interest rate of 3% to the CFO amounting to $429,439 related to the accrued salaries.  As of September 30, 2014 the balance on the notes payable related to the accrued salaries remained at $429,439.

The Company also has a due on demand note payable with an interest rate of 12% as of September 30, 2014 totaling $10,843 payable to Mr. Ralston and a due on demand note payable with an interest rate of 3% as of September 30, 2014 totaling $52,347 payable to Mrs. Ralston.

At September 30, 2014 the Company owed $146,015 to Regal Capital, formerly a related party, which is due upon demand and bears 0% interest. The Company also owed Regal Capital $116,792 in notes payable which bear a 12% interest rate.

Accrued liabilities were $1,507,208 as of September 30, 2014 consist of the following:

●  Accrued salaries for certain employees amounting to $896,713
●  Accrued commissions for certain employees amounting to $60,590
●  Sales tax payable of $24,492
●  Lease abandonment charges of $164,375
●  Accrued interest of $185,777
●  Accrued payroll liabilities and taxes of $172,861
●  Other accrued expenses of $2,400

On October 8, 2014 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell an 8% Original Issue Discount Senior Secured Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to Dominion Capital, LLC (the “Investor”), in the principal amount of $81,521.74 (the “Principal Amount”). Pursuant to the Transaction Documents, on October 10, 2014, the Company received $75,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Note shall mature on October 8, 2015 (the “Maturity Date”) and shall accrue interest at an annual rate equal to 12%. The Principal Amount and interest shall be paid on the Maturity Date (or sooner as provided in the Note), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Note, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to the lower of $0.0025 or 60% of the lowest traded price in the prior twenty five (25) trading days.

The Investor shall not have the right to convert any portion of the Note to the extent that after giving effect to such conversion, the Investor (together with any affiliate of the Investor) would beneficially own more than 9.99% of the then issued and outstanding shares of Common Stock.

The obligations under the Note are guaranteed by that certain Guaranty and Pledge Agreement (the “Guaranty and Pledge Agreement”) and secured by that certain Security Agreement (the “Security Agreement”), the aforementioned agreements being dated the Effective Date.

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $4,001,978 during the nine months ended September 30, 2014.  At September 30, 2014 we had a working capital deficit of $7,460,643. We do not anticipate we will be profitable in 2014.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2013 is a discussion regarding Going Concern.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2014 amounted to $415,803 and was primarily attributable to our net loss of $4,001,978, offset by common stock issued for compensation of $462,600, change in fair value of derivative liability of $13,600,773, derivative liability expense of $26,848, depreciation expense of $1,556, debt discount of $213,603, deferred financing of $24,057, change in other assets of $1,586 and total changes in assets and liabilities of $251,034 and offset by a gain on extinguishment of derivative liabilities of $10,995,882.  Net cash flows used in operating activities for the nine months ended September 30, 2013 amounted to $204,478 and was primarily attributable to our net loss of $427,061, offset by depreciation of $153, debt discount of $18,000, noncash interest charges of $2,000 and total changes in assets and liabilities of $224,460 and offset by change in fair value of derivative liability of $42,030.

Investing Activities

Net cash flows used by investing activities totaled $12,448 and $0 for the nine months ended September 30, 2014 and 2013 respectively.

Financing Activities

Net cash flows provided by financing activities was $424,176 for the nine months ended September 30, 2014. We had net proceeds from notes payable of $485,833 offset by a reduction in due to related parties of $24,898 and a reduction of convertible notes payable of $36,759.  Net cash flows provided by financing activities was $206,728 for the nine months ended September 30, 2013. We had proceeds from related party advances of $155,349, net proceeds from notes payable of $15,500 and net proceeds from short term advances of $35,879.

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

The following tables summarize our contractual obligations as of September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$176,286	176,286	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$486,676	486,676	—	—	—

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

Account Receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in existing accounts receivable.  We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

There is no other information required to be disclosed under this item which has not been previously disclosed

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Plan of Conversion (incorporated herein by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)
3.1	Delaware Certificate of Conversion (incorporated herein by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)
3.2	Nevada Articles of Incorporation (incorporated herein by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)
3.3	Nevada Bylaws (incorporated herein by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)
3.4	Nevada Certificate of Amendment (incorporated herein by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: November 19, 2014	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: November 19, 2014	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer