Form 10-K
period 2014-12-31
DIRECTVIEW HOLDINGS INC
filed 2015-04-15
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to__________________

Commission file number: 000-53741

DIRECTVIEW HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	04-3053538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21218 Saint Andrews Blvd., Suite 323, Boca Raton, FL	33433
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 750-9777

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2014: $2,330,218

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 147,508,933 shares of common stock are issued and outstanding as of April 15, 2015.

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

DIRECTVIEW HOLDINGS, INC.
FORM 10-K

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our history of losses and declining sales, our ability to raise sufficient capital to fund our operating losses, increase our net sales to a level which funds our operating expenses, economic, political and market conditions and fluctuations, competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report on Form 10-K in its entirety, including the risks described in Item 1A. Risk Factors.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report on Form 10-K, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

Corporate History

We were incorporated under the laws of the State of Delaware on October 6, 2006. In October 2006 we acquired Ralston Communications and Meeting Technologies from DirectView, Inc., a Nevada corporation of which our executive officers and directors were officers and directors immediately prior to such acquisition, in exchange for the assumption by us of these subsidiaries working capital deficiencies and any and all trade credit and other liabilities. Immediately prior to this transaction, in conjunction with the acquisition by DirectView, Inc. of all of the stock of another entity which resulted in a change of control of DirectView, Inc., our executive officers and directors resigned from their positions with DirectView, Inc.  Both Ralston Communications and Meeting Technologies had historically provided the video conferencing services we continue to provide.  Thereafter, in February 2007 we formed DirectView Security and in July 2007 we formed DirectView Video. On March 14, 2014, the Board of Directors and the majority shareholders approved and ratified the Company’s reincorporation merger from Delaware to Nevada, amongst other corporate actions disclosed in the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 8, 2014. Effective February 24, 2015, the Company completed a 1 for 30 reverse stock split of its common stock.

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

SUBSIDIARIES

DirectView Video Technologies, Inc. - is a full-service provider of high-quality, cost efficient videoconferencing technologies and services.  DirectView provides multipoint videoconferencing, network integration services, custom room design, staffing, document conferencing and IP / web conferencing services to businesses and organizations in the United States and around the world.  DirectView conferencing services enable our clients to cost-effectively, instantaneously conduct remote meetings by linking participants in geographically dispersed locations.

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

Security and Surveillance.  Designs and installs surveillance systems, digital video recording and services.

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

DVR Recorders and Cameras	Video Intercoms

NVR Recorders and IP Cameras	Laser and Video Beam Perimeter Security

Motion Detection and Thermal Imagery	Security Design and Consulting

Remote Control Device Management	Equipment Maintenance Service Plans

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
-Hospitality (Hotels, Golf Courses, and Bar/Restaurant)
-Industrial (Warehouse, Storage, and Manufacturing)
-Educational (Daycare, Private Schools, Learning Centers/Religious Organizations
-Residential (Condos/Co-ops, Property Management Companies, and Private Homes)

Video conferencing services

We are a full-service provider of video conferencing technologies and services.  We provide multipoint video conferencing, network integration services, custom room design, staffing, document conferencing and IP/web conferencing services to businesses and organizations in the United States and we focus to provide this around the world.  We believe that our video conferencing services enable our clients to cost-effectively, instantaneously conduct remote meetings by linking participants in geographically dispersed locations.  Our mission is to provide customized video conferencing solutions and services to businesses and organizations.  From design to installation, we strive to deliver products and services that are simple to understand, easy to implement and even easier to use.

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

Our Customers

In 2013 three clients, Trump Organization, Trump Plaza New Rochelle, and Trump National Doral accounted for revenues of $101,368 which is approximately 40% of our total consolidated revenues in 2013. In 2014, one client, Green Ivy Schools, accounted for revenues of $250,082 which is approximately 50% of our total consolidated revenues in 2014.

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

Website

We maintain a website at www.directviewinc.com and www.directviewsecurity.com. Recently, the Company purchased the domain name www.directview.com which we intend to make our main website. The Company paid approximately $4,000 to obtain this website.

Intellectual Property

We do not have any intellectual property at this time.

Employees

We currently have nine employees which includes our two officers; Roger Ralston, CEO and Michele Ralston, CFO both of whom are full-time. None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Related to Our Business

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS AND WE MAY BE FORCED TO CEASE OPERATIONS.

We have incurred losses since our inception, and have an accumulated deficit of approximately $18,645,772 as of December 31, 2014.  Our operations have been financed primarily through the issuance of equity and debt.  For the year ended December 31, 2014, net loss and cash used in operations were $1,234,051 and $453,155, respectively.   We are constantly evaluating our cash needs and our burn rate, in order to make appropriate adjustments in operating expenses. We anticipate that our cash used in operations will continue to increase as a result of becoming a public company as a result of increased professional fees. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern.  If we are unable to continue as a going concern and were forced to cease operations, it is likely that our stockholders would lose their entire investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE WERE FORCED TO CEASE OUR BUSINESS AND OPERATIONS, YOU WOULD LOSE YOUR INVESTMENT IN OUR COMPANY.

Our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains an explanatory paragraph raising doubt as to our ability to continue as a going concern as a result of our losses from operations, stockholders’ deficit and negative working capital. Our consolidated financial statements, which appear elsewhere in this Form 10-K, are prepared assuming we will continue as a going concern.  The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

At December 31, 2014 we had approximately $110,419 of accrued but unpaid payroll taxes due the federal government which includes penalties and interest.  We do not have the funds necessary to satisfy this obligation.  If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Ralston, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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

Roger Ralston, our Chairman and Chief Executive Officer, would have voting power equal to approximately 69.76% of our voting securities. As a result, management through such stock ownership rights has the ability to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls.  We were not subject to these requirements for the fiscal year ended December 31, 2014.  We are evaluating our internal control systems in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-K.

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

The last sale price of our common stock as reported on the on the OTCQB on April 13, 2015 was $0.003 per share.  As of April 15, 2015, there were approximately 193 record owners of our common stock.

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

The following discussion of our financial condition and results of operation for the fiscal years ended December 31, 2014 and 2013 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions to identify forward-looking statements.

Overview

The Company was formed in October 2006.  Immediately thereafter we acquired Ralston Communication Services and Meeting Technologies from DirectView, Inc., a Nevada corporation, of which Mr. and Mrs. Ralston were officers and directors immediately prior to such acquisition, in exchange for the assumption by us of these subsidiaries working capital deficiencies and any and all trade credit and other liabilities.  Both of these entities had historically provided the video conferencing services we continue to provide.  Thereafter, in February 2007 we formed DirectView Security Systems, Inc. (“DirectView Security”) and in July 2007 we formed DirectView Video. DirectView Security began offering services and products immediately from inception.

Two divisions conduct our operations:

●	Our security division which provides surveillance systems, digital video recording and services to businesses and organizations, and
●	our video conferencing division which is a full-service provider of teleconferencing products and services to businesses and organizations.

We operate our security division through DirectView Security where we provide a wide array of video and audio hardware and software options to create custom security and surveillance solutions for large and small businesses, as well as residential customers. The Company currently services customers in the transportation, hotel/hospitality, education and real estate industries.

We provide our customers with the latest technologies in surveillance systems, digital video recording and services.  The systems provide onsite and remote video and audio surveillance.  We generate revenue through the sale and installation of surveillance systems and the sale of service plans.  We source our products from a variety of different suppliers and our product and service offerings include:

DVR Recorders and Cameras	Video Intercoms

NVR Recorders and IP Cameras	Laser and Video Beam Perimeter Security

Motion Detection and Thermal Imagery	Security Design and Consulting

Remote Control Device Management	Equipment Maintenance Service Plans

Access Control Solutions

We have also developed custom software programs and applications to work with the products we offer to customers to enhance their convenience and capability.  We have developed a mobile application which we call the “DirectView Security App” to enable full remote management of deployed surveillance devices including positioning cameras, setting recording parameters, and replay of selected video.  The DirectView Security App provides full encryption and is compatible with all Apple and Android based mobile devices.  We are also in late stage development of a proprietary software platform targeted for educational institutions/daycare, aviation, and religious organizations.  The platform will enable tiered database controlled access to multiple encrypted live streaming videos with audio with full scalability. The software will allow these businesses and organizations to provide parents, patrons or customers the ability to remotely observe a classroom, attend a religious service, or watch any activity permitted by the licensor of the software through any internet connected mobile device or computer.

We target customers of various sizes ranging from residential to large scale businesses.  Our main markets can be divided into five categories which include:

- Transportation (Airports, Heliports and Bus Terminals)
- Hospitality (Hotels, Golf Courses and Bar/Restaurant)
- Industrial (Warehouse, Storage and Manufacturing)
- Educational (Daycare, Private Schools Learning Centers/Religious Organizations
- Residential (Condos/Co-ops, Property Management Companies and Private Homes)

Our video conferencing products and services enable our clients to cost-effectively conduct remote meetings by linking participants in different locations.  Our primary focus is to provide high value-added conferencing products and services to organizations such as commercial, government, medical and educational sectors. We generate revenue through the sale of conferencing services based upon usage, the sale and installation of video equipment and the sale of maintenance agreements.

Our Outlook

Our net sales are currently not sufficient to fund our operating expenses.  We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company.  These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to properly market our company in an effort to increase our sales.  We are always looking for opportunities with new dealers to expand our IP based surveillance products offerings and plan to evaluate the market for our products throughout 2015 to determine whether we should hire additional employees in our sales force. We seek to leverage our current customer base which includes major international hotel chains, well known real estate development companies, and respected educational facilities, to build our reputation as a trusted security provider and generate customer referrals. Beginning in 2014 we also began targeting our marketing efforts toward the cannabis industry.  We see the specific security needs of this industry, representing a significant opportunity for sales growth. Each state has specific requirements for security which includes extensive video surveillance and perimeter security.  Additionally, some larger security companies have been hesitant to enter this market up to this point, we believe this will help reduce competitive pressures.  While we believe our strategy for growth will result in an increase demand for our products and service and generate revenues, no assurance can be provided that we will successfully implement our strategy.  We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

Our net cash used in financing activities was $453,155 in 2014, however, our experience has demonstrated that our ability to raise capital has been generally limited.   While we continue to seek capital to support our business expansion efforts, the uncertainty in the capital markets, the small size of our company and the low barriers to entry in our market may make our company less attractive to prospective investors and we may not be successful in raising the needed capital to adequately operate and expand our business.   If we are unable to raise the necessary capital, we will not be able to expand our business and our ability to continue as a going concern will be in jeopardy.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Sales

Overall, our net sales for the year ended December 31, 2014 increased approximately 105% from the comparable period in 2013.  The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2014 to 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	$	% of Total	$	% of Total	Variance
Sale of product	316,140	62%	182,341	73%	73%
Service	194,704	38%	67,002	27%	191%
Total	510,844	100%	249,343	100%	105%

Sales of product for the year ended December 31, 2014 increased approximately 73% as compared to the year ended December 31, 2013.   Service revenue increased by approximately 191% due to three customers increasing their service needs in 2014 compared to 2013.

Net sales increased due to marketing efforts and customer relations.  In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized sales during the year ended December 31, 2014, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue.  Cost of services includes labor and installation for service revenue.   Overall, cost of sales increased approximately 155% for the year ended December 31, 2014 compared to December 31, 2013.  The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2013 to 2014:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Change in costs
	$	% of Total	$	% of Total	Variance
Cost of product	279,766	60%	101,422	56%	176%
Cost of service	182,925	40%	80,341	44%	128%
Total	462,691	100%	181,763	100%	155%

During the year ended December 31, 2014, our cost of product increased approximately 176% as compared to the year ended December 31, 2013.  Our cost of services for 2014 increased 128% as compared to the year ended December 31, 2013.

Total operating expenses for the year ended December 31, 2014 were $1,453,285, an increase of $806,999, or approximately 125%, from total operating expenses for the comparable year ended December 31, 2013 of $646,286.  This increase is primarily attributable to an increase in stock based compensation and a decline in administrative salaries attributed to loss of an employee which is offset with increased professional fees categorized under other selling, general and administrative expenses.

Loss from Operations

We reported a loss from operations of $1,405,132 for the year ended December 31, 2014, as compared to a loss from operations of $578,706 for the year ended December 31, 2013. An increase of $826,426 or 143% for the year ended December 31, 2014.

Other Income (Expenses)

Total other expense was ($1,338,199) for the year ended December 31, 2013 as compared to total other income of $171,081 for the year ended December 31, 2014. A decrease of other expense of $1,509,280, for the year ended December 31, 2014 is primarily attributable to the write off of accounts payable for the year ended December 31, 2014 compared to $0 written off for the year ended December 31, 2013, and the fair value of the derivative liability.

Net loss

We reported a net loss of $1,234,051 for the year ended December 31, 2014 as compared to a net loss of $1,916,905 for the year ended December 31, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2014, we had a cash balance of $13,158. Our working capital deficit is $4,630,116 at December 31, 2014.

We reported a net decrease in cash for the year ended December 31, 2014 of $10,311. While we currently have no material commitments for capital expenditures, at December 31, 2014 we owed approximately $176,692 under various notes payable.  During the year ended December 31, 2014, we have raised $521,796 from debts.

During the quarter ended June 30, 2012, the Company issued notes payable with an interest rate of 3% to the CFO amounting to $429,439 related to the accrued salaries.  As of December 31, 2014 the balance on the notes payable related to the accrued salaries remained at $429,439.

Additionally, the Company has a due on demand note payable with an interest rate of 12% as of December 31, 2014 totaling $10,843 payable to Mr. Ralston and a due on demand note payable with an interest rate of 3% as of December 31, 2014 totaling $52,347 payable to Mrs. Ralston.

Accrued liabilities were $1,565,139 as of December 31, 2014 which consisted of the following:

●      Accrued salaries to our officers and certain employees amounting to $981,908
●      Accrued sales tax of $25,674
●      Accrued general and administrative expenses of $8,700
●      Accrued commissions to certain employees amounting to $60,590
●      Accrued payroll liabilities including penalties of $110,419
●      Lease abandonment charges of $164,375
●      Accrued interest of $213,473

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $1,234,051 during the year ended December 31, 2014.  At December 31, 2014 we had a working capital deficit of $4,630,116. We do not anticipate we will be profitable in 2015.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2014 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2014 amounted to $453,155 and was primarily attributable to our net loss of $1,234,051, offset by depreciation of $3,112, $470,100 of common stock issued for compensation, and net derivative expenses of $329,535, add back of amortization of debt issuance cost and debt discount of $329,565.  Net cash flows used in operating activities for the year ended December 31, 2013 amounted to $236,835 and was primarily attributable to our net losses of $1,916,905, offset by depreciation of $153, bad debt expense of $38,000, and amortization of debt issuance cost and debt discount of $74,181.

Financing activities

Net cash flows provided by financing activities was $455,292 for the year ended December 31, 2014. We received proceeds from notes payable of $521,796, proceeds from short term advances of $0 and net proceeds due to related parties of $29,745.  Net cash flows provided by financing activities was $257,353 for the year ended December 31, 2013. We received proceeds from notes payable of $60,500 offset by payments due to related parties of $160,974, and proceeds from short term advances of $35,879.

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

The following tables summarize our contractual obligations as of December 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$171,439	201,184	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$481,829	481,829	—	—	—

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

Use of Estimates

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2014, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2014, (iii) a lack of segregation of duties within accounting functions, (iv) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (v) ineffective controls over period end financial close and reporting processes. Therefore, our internal controls over financial reporting were not effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Roger Ralston	46	Chief Executive Officer and Chairman of the Board of Directors

Michele Ralston	45	Acting Chief Financial Officer, Secretary, Treasurer and Director

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

It is our desire to expand our Board of Directors during 2015 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intend to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that we do not maintain directors and officers’ liability insurance.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2014.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)		Total ($) (j)
Roger Ralston (1)	2014	276,924	-	-	-	-	-	$387,500	(3)	664,424
	2013	276,924	-	-	-	-	-	24,000		300,924
Michele Ralston (2)	2014	72,000	-	-	-	-	-	-		72,000
	2013	72,000	-	-	-	-	-	-		72,000

(1)	Accrued but unpaid compensation due to Mr. Ralston during fiscal 2014 and 2013 amounted to approximately $277,000.
(2)	Accrued but unpaid compensation due to Mrs. Ralston during fiscal 2014 and 2013 amounted to approximately $72,000.
(3)	Represents compensation of 25,000,000 shares of common stock issued at $0.0155.

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  No member of our Board of Directors received compensation for their services for the fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 15, 2015 we had 147,508,933 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2015 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Roger Ralston (1)	102,903,335	69.76%
Michele Ralston	8,334	*
All officers and directors as a group (two persons)	102,911,669	69.76%

*represents less than 1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2007 and 2006, the Company’s Chief Executive Officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matures in July 2010.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.  The amount due to such related party including accrued interest at December 31, 2014 and December 31, 2013 was $57,065 and $55,495 respectively. As of December 31, 2014 and December 31, 2013, this note was reflected as due to related party.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.  During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of December 31, 2013 and December 31, 2014.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $22,000 and $20,695 as of December 31, 2014 and December 31, 2013, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2014 and December 31, 2013, the Company had a payable to the Chief Executive Officer of the Company amounting to $163,320 and $193,065, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2014 and 2013, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,119, respectively. These advances are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of December 31, 2014 and December 31, 2013 the balance on the notes payable related to the accrued salaries remained at $429,439 for both year ends.

Below is a summary of the accrued salaries due to our executive officers:

Name	December 31, 2014
Roger Ralston	$277,000
Michele Ralston	72,000
Total	$349,000

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

Category	Year Ended December 31,
	2014	2013
Audit Fees(1)	$20,000	$15,000
Audit Related Fees(2)	$15,000	$12,500
Tax Fees(3)	-	-
All Other Fees(4)	-	-

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2014 were pre-approved by the entire Board of Directors.

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

DIRECTVIEW HOLDINGS, INC.

April 15, 2015	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director	April 15, 2015
Roger Ralston	(Principal Executive Officer)

/s/ Michele Ralston	Chief Financial Officer and Director	April 15, 2015
Michele Ralston	(Principal Financial Officer) (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Directview Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DirectView Holdings, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Directview Holdings, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements and as more fully described in Note 2, at December 31, 2014 the Company had an accumulated deficit of $18,645,772 and a working capital deficiency of $4,630,116 and for the year ended December 31, 2014 incurred a net loss in the amount of $1,234,051 and had negative cash flows from operations of $453,155 all of which raises substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Boca Raton, Florida
April 13, 2015

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$13,158	$23,469
Accounts Receivable - net	60,014	40,066
Other Current Assets	1,659	383

Total Current Assets	74,831	63,918

PROPERTY AND EQUIPMENT - Net	9,336	-
OTHER ASSETS	796	3,154

Total Assets	$84,963	$67,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$559,029	$115,748
Short Term Advances	146,015	146,015
Notes Payable	176,692	126,692
Accounts Payable	131,020	163,021
Accrued Expenses	1,565,139	1,285,994
Due to Related Parties	664,068	693,813
Derivative Liability	1,462,984	1,503,531
Total Current Liabilities	4,704,947	4,034,814

Total Liabilities	4,704,947	4,034,814

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized;
14,440,930 and 7,615,971 shares issued and outstanding at December 31, 2014
and December 31, 2013, respectively)	1,444	762
Additional Paid-in Capital	14,054,779	13,473,651
Accumulated Deficit	(18,645,772)	(17,421,808)

Total DirectView Holdings, Inc. Stockholders' Deficit	(4,589,549)	(3,947,395)

Non-Controlling Interest in Subsidiary	(30,435)	(20,347)

Total Stockholders' Deficit	(4,619,984)	(3,967,742)

Total Liabilities and Stockholders' Deficit	$84,963	$67,072

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

NET SALES:
Sales of Product	$316,140	$182,341
Service	194,704	67,002
Total Net Sales	510,844	249,343

COST OF SALES:
Cost of Product	279,766	101,422
Cost of Service	182,925	80,341
Total Cost of Sales	462,691	181,763

GROSS PROFIT	48,153	67,580

OPERATING EXPENSES:
Marketing & Public Relations	100,975	5,720
Depreciation	3,112	153
Bad Debt Expense	20,500	38,000
Compensation and Related Taxes	845,799	352,569
Other Selling, General and Administrative	482,899	249,844

Total Operating Expenses	1,453,285	646,286

LOSS FROM OPERATIONS	(1,405,132)	(578,706)

OTHER INCOME (EXPENSES):
Other Income (Expense)	170,057	224,727
Gain on Extinguishment of Derivative Liabilities	10,995,882	-
Change in Fair Value of Derivative Liabilities	(10,236,272)	1,619,680
Derivative Expense	(329,535)	(3,063,402)
Amortization of Debt Discount	(329,565)	(74,181)
Interest Expense	(99,486)	(45,023)

Total Other Income (Expense)	171,081	(1,338,199)

NET LOSS	(1,234,051)	(1,916,905)

Less: Net Loss Attributable to Non-Controlling Interest	10,087	19,599

Net Loss Attributable to DirectView Holdings, Inc.	$(1,223,964)	$(1,897,306)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.11)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	11,341,460	6,143,350

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,234,051)	$(1,916,905)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	3,112	153
Common stock issued for compensation	470,100	-
Change in fair value of derivative liabilities	10,236,272	(1,619,680)
Gain on extinguishment of derivative liabilities	(10,995,882)	-
Derivative liability expense	329,535	3,063,402
Amortization of debt discount	329,565	74,181
Amortization of deferred financing costs	19,583
Bad Debt Expenses	20,500	38,000
Noncash interest charges	23,246	-
(Increase) Decrease in:
Accounts receivable	(40,448)	(50,331)
Other current assets	(1,276)	6,858
Other assets	2,358	(3,054)
Increase (Decrease) in:
Accounts payable	27,519	(200,901)
Accrued expenses	356,712	371,442

Net Cash (Used in) Operating Activities	(453,155)	(236,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of leasehold improvements	(12,448)	-

Net Cash (Used in) Investing Activities	(12,448)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable	521,796	60,500
Payments of convertible notes payable	(36,759)	-
Net proceeds from short term advances	-	35,879
Proceeds from (payments to) related parties	(29,745)	160,974

Net Cash Provided by Financing Activities	455,292	257,353

Net Increase (Decrease) in Cash	(10,311)	20,518

Cash - Beginning of Period	23,469	2,951

Cash - End of Period	$13,158	$23,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$12,953	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$-	$109,826
Issuance of common stock in connection with conversion of
convertible promissory note	$111,710	$10,448
Initial recognition of derivative liability as debt discount	$719,063	$-

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2014 and 2013

	Common Stock					Total
	$0.0001 Par Value		Additional	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Interest	Deficit

Balance at December 31, 2012	5,478,638	549	13,353,590	(15,524,502)	(748)	(2,171,111)

Issuance of Common Stock in connection with the conversion of promissory notes	2,137,333	213	10,235			10,448

Derivative liability reclassified to equity			109,826			109,826

Net loss for the year				(1,897,306)	(19,599)	(1,916,905)

Balance at December 31, 2013	7,615,971	762	13,473,651	(17,421,808)	(20,347)	(3,967,742)

Issuance of Common Stock in connection with the conversion of promissory notes	5,516,626	551	111,159			111,710

Issuance of Common Stock for Services	1,308,333	131	469,969			470,100

Net loss for the year				(1,223,964)	(10,087)	(1,234,051)

Balance at December 31, 2014	14,440,930	$1,444	$14,054,779	$(18,645,772)	$(30,435)	$(4,619,984)

See accompanying notes to consolidated financial statements.

 DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of December 31, 2014. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

The accompanying  consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

All share and per share amounts have been presented to give retroactive effect to a 1 for 30 reverse stock split that occurred in March 2015.

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

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest.  In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2014, the Company reflected a non-controlling interest of ($30,435) in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  For the years ended December 31, 2014 and 2013, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2014 and 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company uses specific identification of accounts to reserve possible uncollectible receivables.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2014 and December 31, 2013, management determined that an allowance is necessary which amounted to $38,000 and $137,215, respectively. During the years ended December 31, 2014, and 2013 the Company recognized $20,500 and $38,000 respectively of expenses related to uncollectible accounts receivable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2014 and 2013 was $100,975 and $810, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the years ended December 31, 2014 and 2013, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.  The Company acquires inventory for specific installation jobs. As a result, the Company orders inventory only as needed for installations and there was an insignificant amount of inventory on hand at December 31, 2014 and December 31, 2013.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2014 and 2013.

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

Pursuant to ASC Topic 740-10: Income Taxes related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $470,100 and $0 during the years ended December 31, 2014 and 2013, respectively.

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

During the year ended December 31, 2014, one customer accounted for 50% of revenues.

During the year ended December 31, 2013, three customers accounted for 41% of revenues.  The following is a list of percentage of revenue generated by the three customers:

Customer 1                      10%
Customer 2                      11%
Customer 3                      20%
Total                                 41%

 As of December 31, 2014, three customers accounted for 73% of total accounts receivable.  The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1                      16%
Customer 2                      26%
Customer 3                      31%
Total                                 73%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At December 31, 2014 the Company had 69,694,188 shares equivalent issuable pursuant to embedded conversion features.  At December 31, 2013, the Company had 32,306,213 shares equivalent issuable pursuant to embedded conversion features.

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

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2014, the Company had an accumulated deficit of approximately $18.6 million, a stockholders’ deficit of approximately $4.6 million and a working capital deficiency of $4,630,116.  Additionally, for the year ended December 31, 2014, the Company incurred net losses of $1,234,051 and had negative cash flows from operations in the amount of $453,155.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  Management intends to attempt to raise funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2014	December 31, 2013
Leasehold Improvements	2 years	$12,448	$0
Less: Accumulated amortization		(3,112)	0
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$9,336	$0

For the years ended December 31, 2014 and 2013, depreciation and amortization expense amounted to $3,112 and $153, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

In June 2014 the Company negotiated to lease office space and made leasehold improvements totaling $12,448.  The Company will amortize the balance on a straight-line basis for the term of 2 years commencing in July 2014.

In 2014 the Company took occupancy of approximately 3,000 square feet of office space in New York city.  The Company does not have a lease agreement and to date has not incurred a rent expense for the office space.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011.  The note is in default as of December 31, 2014 and as of December 31, 2013.  The Company is currently in negotiations with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In October 2013 $10,100 was assigned to a different note holder.  The new note is included in Notes Payable.  The remaining balance of this note is $9,900 as of December 31, 2014 and as of December 31, 2013.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum.  As of December 31, 2014 and December 31, 2013 the notes amounted to $116,792 and $116,792 respectively.

In November 2014, the Company issued a Demand Promissory Note of $50,000 due December 22, 2014.  The interest rate is 10% with a minimum guaranteed interest amount of $5,000.  The Note Holder granted the Company an extension of due date making the note due January 22, 2015. Subsequently the note was paid in full.

As of December 31, 2014 and December 31, 2013, notes payable amounted to $176,692 and $126,692, respectively.

Accrued interest on the notes payable amounted to approximately $43,900 and $28,500 as of December 31, 2014 and December 31, 2013, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the years ended December 31, 2014 and 2013, an unrelated party advanced funds to the Company used for operating expenses.  The advances are payable in cash and are non interest bearing and due on demand.  The balance of these short term advances was $146,015 and $146,015 as of December 31, 2014 and December 31, 2013.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES

As of December 31, 2014 and 2013 the Company had accrued expenses of $1,565,139 and $1,285,994 respectively.  The following table displays the accrued expenses by category.

	December 31,	December 31,
	2014	2013
Operating Expenses	$8,700	$2,000
Lease Abandonment	164,375	164,375
Employee Commissions	60,590	60,590
Interest	213,473	194,222
Salaries	981,908	626,873
Sales Tax Payable	25,674	22,492
Payroll Liabilities	110,419	215,442
	$1,565,139	$1,285,994

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	December 31, 2014	December 31, 2013
Secured convertible promissory notes	$720,269	$175,138

Less: initial recognition of debt discount, related to derivatives on convertible promissory notes	(394,702)	(66,641)

Less: initial recognition of original issue discount	(39,542)	_

Less: initial recognition of deferred financing	(40,000)	_

Amortization of debt discount/OID/deferred financing	313,004	7,251
Secured convertible promissory note– net	$559,029	$115,748

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012.  The Company negotiationed with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.  In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001.  This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013.  In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share.  In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001per share.  The balance of the unsecured note payable amounted to $43,246 as of December 31, 2014 and $44,236 as of December 31, 2013.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2012 convertible promissory notes of $60,000 were assigned by the note holder to a third party and included the note balance and accrued interest amounting to $80,750. Upon the assignment and conversion of this note the Company recorded an additional beneficial conversion feature of $15,026 which was expensed immediately as interest relating to the new note for accrued interest. Subsequent to the assignment of the note, the note holders converted $47,000 of such notes into 334,916 shares of the Company’s common stock, at the contractual rate of $.14.  In July 2012 a note holder converted $9,250 in accrued interest related to a convertible promissory note into 85,648 shares of the Company’s common stock, at the contractual rate of $.11.  During the three months ended March 31, 2013, note holders’ converted $5,100 of convertible notes payables into 1,000,000 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.01 per share.  In March 2014 the note holders’ converted $7,000 of convertible notes payables into 233,333 shares of the Company’s common stock at the contract rate of 58% of the fair market value on the date of conversion or $.03 per share.  The note holders’ also converted $42,200 which was $21,650 of the remaining balance of the convertible notes payables and $20,550 of accrued interest into 188,007 shares of the Company’s common stock at the contract rate of $.224 per share.  The balance of the convertible note payable amounted to $0 as of December 31, 2014 and $28,650 as of December 31, 2013.

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
This note included down round “Ratchet” provisions that resulted in derivative accounting treatment for this note (See note 7).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $17,000 which has been fully amortized as of December 31, 2013.  In July 2013 the note holder converted $764 into 254,667 common shares. In March 2014 the note holder

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

converted an additional $990 into common shares at the contractual rate of $.003 per share.  The balance of the unsecured note payable amounted to $15,246 as of December 31, 2014 and $16,236 as of December 31, 2013.

In May 2013 a note holder assigned it’s $20,000 note to two third party entities.  In July 2013, the note holders’ converted $1,528 of convertible notes payables into 509,333 shares of the Company’s common stock at the contractual rate of $.003 per share. In February 2014 the note holder converted an additional $764 into common shares at the contractual rate of $.003per share.  In March 2014 the note holder converted an additional $993 into common shares at the contractual rate of $.003 per share.  In April 2014 the Company paid the balance of the note in full leaving a $0 balance as of December 31, 2014.  The balance of these notes totaled $18,472 as of December 31, 2013.

August 30, 2013 the Company issued an $8,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The debt discount was amortized over the term of the note.   This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In April 2014 the note holder converted $1,500 into common shares at the contractual rate of $.0001per share.  The balance of the convertible debenture is $6,500 and $2,667 as of December 31, 2014 and December 31, 2013, respectively.

In September 2013, the Company issued a $7,500 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The Company recorded a debt discount of $5,625 upon issuance of this note.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).   In April 2014 the Company paid the balance of the note in full leaving a $0 balance as of December 31, 2014.  The balance of the convertible debenture, net of debt discount, was $1,875 as of December 31, 2013.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.00075.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture is $10,000 and $1,667 as of December 31, 2014 and December 31, 2013, respectively.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 7).

On October 7, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In February 2014 the note holder converted $1,000 into common shares; in March 2014 the note holder converted an additional $1,000 into common shares, and in April 2014 the note holder converted another $1,000 into common shares.  The three conversions were at the contractual rate of $.0001per share.  In April 2014, the Company paid the remaining balance of the note in full leaving a $0 balance as of December 31, 2014.  The balance of the convertible debenture, net of debt discount, was $903 as of December 31, 2013.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 14, 2013 the Company issued a convertible promissory note payable in the amount of $5,100.  The note bears 6% interest per annum and has a one year term with a maturity date of October 14, 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $4,336 upon issuance of this note.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On November 13, 2013 $764 was converted into 254,667 shares of common stock at a contractual rate of $.0001. In April 2014 the note holder converted $1,500 into 50,000 shares of common stock at a contractual rate of $.03.  After the conversion, the Company paid the remaining balance of the note in full leaving a $0 balance as of December 31, 2014.  The balance of the convertible debenture, net of debt discount, was $0 as of December 31, 2013.

On October 17, 2013 the Company issued a convertible promissory note payable in the amount of $2,500.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 17 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $1,736 upon issuance of this note.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

note 7).  On October 24, 2013 $764 was converted into 254,667 shares of common stock at a contractual rate of $.003. The Company paid the balance of the note in full leaving a $0 balance as of December 31, 2014.  The balance of the convertible debenture, net of debt discount, was $0 as of December 31, 2013.

On October 18, 2013 the Company issued a convertible promissory note payable in the amount of $2,500 from a note holder.  The note bears 6% interest per annum and has a one year term with a maturity date of October, 18 2014.  This convertible promissory note payable converts at $ .0001.   The Company recorded a debt discount of $1,736 upon issuance of this note.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  On November 14, 2013 $764 was converted into 254,667 shares of common stock at a contractual rate of $.003. The Company paid the balance of the note in full leaving a $0 balance as of December 31, 2014.  The balance of the convertible debenture, net of debt discount, was $0 as of December 31, 2013.

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0008.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 7). The balance of this convertible debenture is $25,000 and $1,042 as of December 31, 2014 and December 31, 2013, respectively.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date.  The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 7). The balance of this convertible debenture is $25,000 as of December 31, 2014.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date.  Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures.  The balance of these three notes was $150,000 as of December 31, 2014.

On April 11, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $367,754 with a one year maturity date.  This convertible debenture converts at $.0175. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $266,285 and a debt discount of $271,285 (see Note 8).  The Company also recorded OID of $28,965. The OID and debt discount are being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  In December 2014 the note holder assigned $25,000 of the principal balance of the note to a third party.  After assignment of $25,000 the balance of this convertible debenture as of December 31, 2014 is $300,754.  The balance net of debt discount and deferred financing is $240,820 as of December 31, 2014.

On December 19, 2014 a note holder assigned $25,000 to another note holder.  On December 29, 2014 $10,773 was converted into 664,973 shares of common stock at a contractual rate of $.0162. The balance of the convertible debenture was $14,227 as of December 31, 2014.

On October 8, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $81,522 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $84,250 and a debt discount of $75,000 (see Note 8).  The Company also recorded OID of $6,522. The OID and debt discount are being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  The balance of this convertible debenture as of December 31, 2014 is $81,522.  The balance net of debt discount and deferred financing is $3,130 as of December 31, 2014.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On October 27, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 7).  The Company also recorded OID of $1,600. The OID and debt discount are being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  The balance of this convertible debenture as of December 31, 2014 is $21,600.  The balance net of debt discount and deferred financing is $4,934 as of December 31, 2014.

On December 19, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 8).  The Company also recorded OID of $2,000. The OID and debt discount are being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  The balance of this convertible debenture as of December 31, 2014 is $27,174.  The balance net of debt discount and deferred financing is $20,926 as of December 31, 2014.

During the twelve months ended December 31, 2014 and 2013, amortization of debt discount amounted to $329,535 and $74,181, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE LIABILITY

The Company enters into financing arrangements that contain embedded derivative features due to down round (“Ratchet”) provisions or conversion formulas that cause derivative treatment. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. The Company determines the fair value of derivative instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE LIABILITY (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2013 to December 31, 2014:

Conversion feature derivative liability
Balance at December 31, 2013	$1,503,531
Gain on extinguishment of derivative liability due to conversions and repayments	(10,995,882)
Recognition of initial derivative liability	719,063
Change in fair value included in earnings	10,236,272
Balance at December 31, 2014	$1,462,984

Total derivative liability at December 31, 2014 and December 31, 2013 amounted to $1,462,984 and $1,503,531, respectively.  The change in fair value included in earnings as expense of $10,236,272 is due in part to the quoted market price of the Company’s common stock increasing from $.0017 at December 31, 2013 to $.027 at December 31, 2014 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

December 31, 2014

Expected volatility	192% - 289%
Expected term	3 – 12 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT

In March 2013, the Company issued 100,000 shares in connection with the conversion of a convertible promissory note issued in September 2012 for a total amount of $5,100.  The contractual conversion price was based on a 58% discount to the quoted market price or $0.051 per share.

Pursuant to the terms of a promissory note issued in January 2007 the Company issued 254,667 common shares in June 2013 at contractual rate of $.003 per share totaling $764.

Pursuant to the terms of promissory notes issued in July and August 2008 the Company issued 254,667 common shares in July 2013 at contractual rate of $.003 per share totaling $764.

Pursuant to the terms of a promissory note issued in September 2012 the Company issued 509,333 common shares in July 2013 at contractual rate of $.003 per share totaling $1,528.

Pursuant to the terms of a promissory note issued in October 2013 the Company issued 254,667 common shares in November 2013 at contractual rate of $.003 per share totaling $764.

Pursuant to the terms of a promissory note issued in October 2013 the Company issued 254,667 common shares in November 2013 at contractual rate of $.003 per share totaling $764.

Pursuant to the terms of promissory notes issued in October 2013 the Company issued 254,667 common shares in December 2013 at contractual rate of $.003 per share totaling $764.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Pursuant to the terms of a promissory note issued in October 2013 the Company issued 333,333 common shares in February 2014 and an additional 333,333 common shares in March 2014 and another 333,333 common shares in April 2014.  The three issuances were at contractual rate of $.003 per share for conversion totaling $3,000.

Pursuant to the terms of convertible promissory notes issued in May 2013 the Company issued 254,667 common shares in February 2014 upon conversion at the contractual rate of $.003 per share totaling $764.

Pursuant to the terms of convertible promissory notes issued in May 2013 the Company issued 330,936 common shares in March 2014 upon conversion at the contractual rate of $.003 per share totaling $993.

Pursuant to the terms of a convertible promissory note issued in June 2012 the Company issued 233,333 common shares in March 2014 upon conversion at the contractual rate of $.03 per share totaling $7,000.

Pursuant to the terms of a convertible promissory note issued in June 2012 the Company issued 188,007 common shares in March 2014 upon conversion at the contractual rate of $.224 per share totaling $42,200.

Pursuant to the terms of a convertible promissory note renegotiated in May 2013 the Company issued 330,000 common shares in March 2014 upon conversion at the contractual rate of $.003 per share totaling $990.

Pursuant to the terms of a convertible promissory note renegotiated in May 2013 the Company issued 330,000 common shares in March 2014 upon conversion at the contractual rate of $.003 per share totaling $990.

Pursuant to the board of directors meeting in March 2014 the Company issued 833,333 common shares to the CEO for services rendered.  The shares were issued at the fair market value rate of $.47 at the time of issuance, resulting in an expense of $387,500.

Pursuant to the terms of a convertible promissory note the Company issued 500,000 common shares in April 2014 upon conversion at the contractual rate of $.003 per share totaling $1,500.

Pursuant to the terms of a convertible promissory note issued in August 2013 the Company issued 500,000 common shares in April 2014 upon conversion at the contractual rate of $.003 per share totaling $1,500.

Pursuant to the board of directors meeting in March 2014 the Company issued 100,000 common shares to an employee for services rendered.  The shares were issued at the fair market value rate of $.44 at the time of issuance, resulting in an expense of $44,100.

Pursuant to the board of directors meeting in July 2014 the Company issued 166,667 common shares to a company for consulting services rendered.  The shares were issued at the fair market value rate of $.19 at the time of issuance, resulting in an expense of $31,000.

Pursuant to the terms of a convertible promissory note issued in April 2014 the Company issued 308,642 common shares in October 2014 upon conversion at the contractual rate of $.049 per share totaling $15,000.  In November 2014 the Company issued 320,513 common shares upon conversion at the contractual rate of $.047 per share totaling $15,000 and in December 2014 the Company issued 555,556 common shares upon conversion at the contractual rate of $.0216 per share totaling $12,000.

Pursuant to the board of directors meeting in December 2014 the Company issued 100,000 common shares to an employee for services rendered.  The shares were issued at the fair market value rate of $.036 at the time of issuance, resulting in an expense of $3,600.

Pursuant to the board of directors meeting in December 2014 the Company issued 16,667 common shares to an employee for services rendered.  The shares were issued at the fair market value rate of $.036 at the time of issuance, resulting in an expense of $600.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

Pursuant to the board of directors meeting in December 2014 the Company issued 8,333 common shares to an employee for services rendered.  The shares were issued at the fair market value rate of $.036 at the time of issuance, resulting in an expense of $300.

Pursuant to the board of directors meeting in December 2014 the Company issued 83,333 common shares to a company for consulting services rendered.  The shares were issued at the fair market value rate of $.036 at the time of issuance, resulting in an expense of $3,000.

Pursuant to the terms of a convertible promissory note issued in December 2014 the Company issued 664,973 common shares in December 2014 upon conversion at the contractual rate of $.0162 per share totaling $10,773.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties.  Additionally, as of December 31, 2014 $67,744 of accrued interest due to related parties has been included in accrued expenses.

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matured in July 2010.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.  The amount due to such related party at December 31, 2014 and December 31, 2013 was $52,347 and $52,347, respectively.  As of December 31, 2014 and December 31, 2013, this note was reflected as due to related party.  Accrued interest related to these notes amounted to $4,716 and $3,148 as of December 31, 2014 and December 31, 2013, respectively and is included in accrued expenses in the Company’s balance sheet.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010.  During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of December 31, 2014 and December 31, 2013.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $21,999 and $20,695 as of December 31, 2014 and December 31, 2013, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. The Company repays the advances when funds are available.  The Company repaid $32,444, $400 and $4,847 to the Chief Executive Officer in the second, third and fourth quarter of 2014 respectively.  At December 31, 2014 and December 31, 2013 the Company had a payable to the Chief Executive Officer of the Company amounting to $163,320 and $193,065, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At December 31, 2014 and December 31, 2013, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,119, respectively. These advances are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of December 31, 2014 and December 31, 2013 the balance on the notes payable related to the accrued salaries remained at $429,439.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - ACCRUED PAYROLL TAXES

As of December 31, 2014 and December 31, 2013 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of $110,419 and $215,442, respectively.  The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 12 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services.  For the years ended December 31, 2014 and 2013 all material assets and revenues of the Company were in the United States.

NOTE 13 – TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company estimates it’s net operating loss carry forward for tax purposes to be approximately $4,3 million at December 31, 2014, expiring through the year 2033.   As noted below, the Company is delinquent in it’s tax filings and has not yet reported it’s losses to the taxing authorities since 2010.  Therefore, utilization of tax losses may be limited due to non-filing of returns for 2011, 2012 and 2013.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The Company last filed an income tax return for the year ended December 31, 2010.    Tax years ending December 31, 2013, 2012 and 2011 remain subject to IRS examination, and the Company’s tax net operating loss carryforwards have not yet been established with the taxing authorities due to non-filing.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2014 and 2013:

	2014	2013
Tax benefit computed at “expected” statutory rate	$(432,000)	$(671,000)
State income taxes, net of benefit	(43,000)	(67,000)
Stock based compensation and other permanent differences	101,000	583,000
Increase in valuation allowance	374,000	155,000
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – TAXES (continued)

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforward	$1,655,000	$1,424,000
Accrued lease abandonment costs	63,000	62,000
Allowance for doubtful account	61,000	53,000
Accrued salaries	562,000	428,000
Total Deferred tax assets	2,341,000	1,967,000
Less: Valuation allowance	(2,341,000)	(1,967,000))
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2014 and 2013, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $374,000 during 2014.

NOTE 14 – SUBSEQUENT EVENTS

On March 14, 2015 the Company approved a 1-30 Reverse Stock Split (see Note 1).

In January 2015 the Company made four issuances of common shares related to the same note payable.  The Company issued   600,000; 633,333; 633,333 and 666,667 shares of common stock at $.0108 for the reduction of $6,480; at $.0108 for the reduction of 6,840; at $.0108 for the reduction of $6,840 and at $.009 for an additional reduction of $6,000 in principal of  notes payable.

In January 2015 the Company issued 333,333 shares of common stock at $.003 for the reduction of $1,000 in principal of notes payable.

In January 2015 the Company issued 699,667 shares of common stock at $.0108 for the reduction of $7,556 in principal of notes payable.

In February 2015 the Company issued 700,000; 766,667 and 833,333 shares of common stock at $.009 for the reduction of $6,300; at $.009 for the reduction of $6,900; and at $.0072 for the reduction of $6,000 in principal of notes payable.

In February 2015 the Company made four issuances of common shares related to the same note payable.  The Company issued 741,226; 946,793; 1,033,333 and 1,097,767 shares of common stock at $.009for the reduction of $6,671; at $.009 for the reduction of 8,521; at $.0072 for the reduction of $7,440 and at $.0054 for an additional reduction of $5,928 in principal of  notes payable.

In February 2015 the Company issued 116,667 shares of common stock at fair market value of $.54 for $63,000 of services rendered.

In March 2015 the Company made two issuances of common shares related to the same note payable.  The Company issued 41,500 and 43,333 shares of common stock at $.027 for the reduction of $1,121 and at $.027 for the reduction of $1,170 in principal of notes payable.

In March 2015 the Company made issuances of common shares related to the same note payable.  The Company issued 82,333 and 38,783 shares of common stock at $.0339 for the reduction of $8,720 of principal, interest and associated fees.

In March 2015 the Company made two issuances of common shares related to the same note payable.  The Company issued 45,833 and 54,780 shares of common stock at $.027 for the reduction of $1,238 and at $.027 for the reduction of $1,479 in principal of notes payable.

In April 2015 the Company issued 100,000,000 shares of Common Stock to Roger Ralston, at $0.0001 per share, pursuant to a convertible promissory note.

These shares will be valued at the fair market value and the difference will be recorded as additional stock based compensation.