Form 10-Q
period 2015-03-31
DIRECTVIEW HOLDINGS INC
filed 2015-05-20
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 20, 2015, there were 232,282,892 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Nevada corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

●	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of September 30, 2014) and a company organized under the laws of the state of Florida.

●	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

ITEM 1. FINANCIAL STATEMENTS.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$38,295	$13,158
Accounts Receivable - net	76,856	60,014
Other Current Assets	766	1,659

Total Current Assets	115,917	74,831

PROPERTY AND EQUIPMENT - Net	7,780	9,336
OTHER ASSETS	100	796

Total Assets	$123,797	$84,963

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$562,321	$559,029
Short Term Advances	146,015	146,015
Notes Payable	126,692	176,692
Accounts Payable	151,828	131,020
Accrued Expenses	1,733,358	1,565,139
Due to Related Parties	661,233	664,068
Derivative Liability	1,037,876	1,462,984
Total Current Liabilities	4,419,323	4,704,947

Total Liabilities	4,419,323	4,704,947

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 130,573,131 and 14,440,933 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	13,057	1,444
Additional Paid-in Capital	14,442,768	14,054,779
Accumulated Deficit	(18,768,262)	(18,645,772)

Total DirectView Holdings, Inc. Stockholders' Deficit	(4,312,437)	(4,589,549)

Non-Controlling Interest in Subsidiary	16,911	(30,435)

Total Stockholders' Deficit	(4,295,526)	(4,619,984)

Total Liabilities and Stockholders' Deficit	$123,797	$84,963

See accompanying unaudited notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

NET SALES:
Sales of Product	$116,349	$99,177
Service	76,165	43,769
Total Net Sales	192,514	142,946

COST OF SALES:
Cost of Product	23,465	17,758
Cost of Service	36,494	34,912
Total Cost of Sales	59,959	52,670

GROSS PROFIT	132,555	90,276

OPERATING EXPENSES:
Marketing & Public Relations	18,310	51,812
Rent	40,300	-
Depreciation	1,556	-
Compensation and Related Taxes (Includes Stock-based Compensation of $2,100 and $387,500)	106,449	475,600
Other Selling, General and Administrative	93,491	85,684

Total Operating Expenses	260,106	613,096

LOSS FROM OPERATIONS	(127,551)	(522,820)

OTHER INCOME (EXPENSES):
Loss on conversion of related party loan	(290,000)	-
Other Income	-	45,026
Change in Fair Value of Derivative Liabilities	545,047	(34,019,684)
Derivative Expense	(69,940)	(26,848)
Amortization of Debt Discount	(71,448)	(26,613)
Interest Expense	(61,252)	(15,326)

Total Other Income (Expense)	52,407	(34,043,445)

NET (LOSS)	(75,144)	(34,566,265)

Less: Net Gain Attributable to Non-Controlling Interest	(47,346)	(19,468)

Net Loss Attributable to DirectView Holdings, Inc.	$(122,490)	$(34,585,733)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$(4.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	15,034,191	8,261,542

See accompanying unaudited notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,144)	$(34,566,265)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	1,556	-
Common stock issued for compensation	2,100	387,500
Common stock issued for services	1,220	-
Change in fair value of derivative liabilities	(545,047)	34,019,684
Loss on conversion of related party loan	290,000	-
Derivative liability expense	69,939	26,848
Amortization of debt discount	71,448	26,613
Amortization of deferred financing costs	10,223
Noncash interest charges	10,040	-
(Increase) Decrease in:
Accounts receivable	(16,842)	(67,293)
Other current assets	893	(2,467)
Other assets	696	1,820
Increase (Decrease) in:
Accounts payable	20,807	9,561
Accrued expenses	176,083	66,592

Net Cash (Used in) Operating Activities	17,972	(97,407)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible note payable	50,000	175,000
Payments of convertible notes payable	(50,000)	-
Net proceeds from short term advances	-	-
Proceeds from (payments to) related parties	7,165	(19,525)

Net Cash Provided by Financing Activities	7,165	155,475

Net Increase (Decrease) in Cash	25,137	58,068

Cash - Beginning of Period	13,158	23,469

Cash - End of Period	$38,295	$81,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$120,772	$1,017,000
Issuance of common stock in connection with conversion of convertible promissory note	$92,907	$13,301
Beneficial conversion and derivative liabilities on convertible notes payable	$-	$25,000
Initial recognition of derivative liability as debt discount	$50,348	$-

See accompanying unaudited notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of March 31, 2015. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2015.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2015, and the results of operations and cash flows for the three months ending March 31, 2015 have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

All share and per share amounts have been presented to give retroactive effect to a 1 for 30 reverse stock split that occurred in March 2015.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended.  Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, deferred tax asset valuation allowance, valuation of stock-based compensation, the useful life of property and equipment, valuation of beneficial conversion features on convertible debt and the assumptions used to calculate derivative liabilities.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”). This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2015, the Company reflected a non-controlling interest of $16,911 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the three months ended March 31, 2015 and the year ended December 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2015 and December 31, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2015 and December 31, 2014, management determined that an allowance is necessary which amounted to $38,000 at both dates. During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company recognized $0 and $20,500 respectively of expenses related to uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended March 31, 2015 and 2014 was $18,310 and $51,812, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the three months ended March 31, 2015 and 2014, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company orders inventory only as needed for installations and there was an insignificant amount of inventory on hand at March 31, 2015 and December 31, 2014.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2015 and 2014.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

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
Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $2,100 and $387,500 during the three months ended March 31, 2015 and 2014, respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

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

During the three months ended March 31, 2015, two customers accounted for 78% of revenues. The following is a list of percentage of revenue generated by the two customers:

Customer 1    66%
Customer 2   12%
Total      78%

During the three months ended March 31, 2014, three customers accounted for 83% of revenues. The following is a list of percentage of revenue generated by the three customers:

Customer 1   58%
Customer 2   14%
Customer 3   11%
Total     83%

As of March 31, 2015, three customers accounted for 65% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1   19%
Customer 2   22%
Customer 3   24%
Tota l     65%

As of December 31, 2014, three customers accounted for 73% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1   16%
Customer 2   26%
Customer 3   31%
Total      73%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At March 31, 2015 the Company had 462,619,122 shares equivalent issuable pursuant to embedded conversion features.  At December 31, 2014, the Company had 69,694,188 shares equivalent issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2015, the Company had an accumulated deficit of approximately $18.8 million, a stockholders’ deficit of approximately $4.3 million and a working capital deficiency of $4,303,406.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  Management intends to attempt to raise funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2015	December 31, 2014
Leasehold Improvements	2 years	$12,448	$12,448
Less: Accumulated amortization		(4,668)	(3,112)
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$7,780	$9,336

For the three months ended March 31, 2015 and 2014, depreciation and amortization expense amounted to $1,556 and $0, respectively.

In June 2014 the Company negotiated to lease office space and made leasehold improvements totaling $12,448. The Company will amortize the balance on a straight-line basis for the term of 2 years commencing in July 2014.

In 2014 the Company took occupancy of approximately 3,000 square feet of office space in New York city. The Company is negotiating lease terms and has recorded rent expense of $5,500 per month for the period of September 1, 2014 through March 31, 2015 totaling accrued rent of $38,500 related to this office space.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011.  The note is in default as of March 31, 2015 and as of December 31, 2014.  In October 2013 $10,100 was assigned to a different note holder.  The new note is included in Notes Payable.  The remaining balance of this note is $9,900 as of March 31, 2015 and as of December 31, 2014.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum.  As of March 31, 2015 and December 31, 2014 the notes amounted to $116,792 and $116,792 respectively.

In November 2014, the Company issued a Demand Promissory Note of $50,000 due December 22, 2014.  The interest rate is 10% with a minimum guaranteed interest amount of $5,000.  The Note Holder granted the Company an extension of due date making the note due January 22, 2015.  As of March 31, 2015 and December 31, 2014 the notes amounted to $0 and $50,000 respectively.

As of March 31, 2015 and December 31, 2014, notes payable amounted to $126,692 and $176,692, respectively.

Accrued interest on the notes payable amounted to approximately $46,700 and $43,900 as of March 31, 2015 and December 31, 2014, respectively and is included in accrued expenses.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTE 5 – SHORT TERM ADVANCES

During the three months ended March 31, 2015 and the year ended December 31, 2014, an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of March 31, 2015 and December 31, 2014.

NOTE 6 – ACCRUED EXPENSES

As of March 31, 2015 and December 31, 2014 the Company had accrued expenses of $1,733,358 and $1,565,139 respectively. The following table displays the accrued expenses by category.

	March 31,	December 31,
	2015	2014
Operating Expenses	$49,000	$8,700
Lease Abandonment	164,375	164,375
Employee Commissions	60,590	60,590
Interest	241,308	213,473
Salaries	1,073,279	981,908
Sales Tax Payable	33,646	25,674
Payroll Liabilities	111,160	110,419
	$1,733,358	$1,565,139

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	March 31, 2015	December 31, 2014
Secured convertible promissory notes	$686,199	$720,269

Less: initial recognition of debt discount, related to derivatives on convertible promissory notes	(444,702)	(394,702)

Less: initial recognition of original issue discount	(43,890)	(39,542)

Less: initial recognition of deferred financing	(40,000)	(40,000)

Amortization of debt discount/OID/deferred financing	404,714	313,004
Secured convertible promissory note– net	$562,321	$559,029

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012.  The Company negotiationed with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.  In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001.  This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013.  In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share.  In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001 per share.  In October 2014 the note holder assigned $20,000 of the note balance to a third party.  The balance of the unsecured note payable amounted to $23,246 as of March 31, 2015 and $43,246 as of December 31, 2014.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

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

This note included down round “Ratchet” provisions that resulted in derivative accounting treatment for this note (See note 8).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $17,000 which has been fully amortized as of December 31, 2013.  In July 2013 the note holder converted $764 into 254,667 common shares. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.003 per share.  The balance of the unsecured note payable amounted to $15,246 as of March 31, 2015 and as of December 31, 2014.
August 30, 2013 the Company issued an $8,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The debt discount was amortized over the term of the note.   This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  In April 2014 the note holder converted $1,500 into common shares at the contractual rate of $.0001 per share.  The balance of the convertible debenture is $6,500 as of March 31, 2015 and as of December 31, 2014.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.00075.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture is $10,000 as of March 31, 2015 and as of December 31, 2014.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 8).

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0008.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 8). The balance of this convertible debenture is $25,000 as of March 31, 2015 and as of December 31, 2014.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date.  The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 8). The balance of this convertible debenture is $25,000 as of March 31, 2015 and as of December 31, 2014.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date.  Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures.  The balance of these three notes was $150,000 as of March 31, 2015 and as of December 31, 2014.

On April 11, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $367,754 with a one year maturity date.  This convertible debenture converts at $.0175. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $266,285 and a debt discount of $271,285 (see Note 8).  The Company also recorded OID of $28,965. The OID and debt discount are being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  In December 2014 the note holder assigned $25,000 of the principal balance of the note to a third party. ).  In February 2015 the note holder assigned $25,000 and $50,000 of the principal balance of the note to two different third party entities.  In the period of January through March 2015 the note holder converted $47,651 into 4,918,166 common shares at the contractual rate ranging from $.0072 to $.027 per share.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

After assignment of $75,000 and the conversions into common shares the balance of this convertible debenture as of March 31, 2015 is $178,103.  The balance of the convertible debenture as of December 31, 2014 is $300,754.  The balance net of debt discount and deferred financing is $171,575 and $240,820 as of March 31, 2015 and December 31, 2014, respectively.

On October 8, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $81,522 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $84,250 and a debt discount of $75,000 (see Note 8).  The Company also recorded OID of $6,522. The OID and debt discount are being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  The balance of this convertible debenture as of March 31, 2015 and as of December 31, 2014 is $81,522.  The balance net of debt discount and deferred financing is $27,855 and $3,130 as of March 31, 2015 and December 31, 2014, respectively.

On October 27, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 8).  The Company also recorded OID of $1,600. The OID and debt discount are being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  The balance of this convertible debenture as of March 31, 2015 and as of December 31, 2014 is $21,600.  The balance net of debt discount and deferred financing is $9,934 and $4,934 as of March 31, 2015 and December 31, 2014, respectively.

On December 19, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 8).  The Company also recorded OID of $2,000. The OID and debt discount are being amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  The balance of this convertible debenture as of March 31, 2015 and as of December 31, 2014 is $27,174.  The balance net of debt discount and deferred financing is $22,681 and $20,926 as of March 31, 2015 and December 31, 2014, respectively.

On December 19, 2014 a note holder assigned $25,000 to another note holder.  On December 29, 2014 $10,773 was converted into 664,973 shares of common stock at a contractual rate of $.0162. In February 2015 a note holder assigned an additional $25,000 to the same assignee.  The note holder converted $38,831 into 4,619,339 common shares at the contractual rate ranging from $.0054 to $.027 per share. The balance of the convertible debenture was $396 and $14,227 as of March 31, 2015 and December 31, 2014, respectively.

In October 2014 a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party.  In January 2015 the note holder converted $1,000 into 333,333 common shares at the contractual rate of $.003.  In March 2015 the note holder converted $1,300 into 1,300,000 common shares at the contractual rate of $.001.  The balance of the unsecured note payable amounted to $22,189 and $24,489 as of March 31, 2015 f December 31, 2014, respectively.

In February 2015 a note holder assigned $50,000 of principal balance of a convertible debenture to a third party.  In March 2015 the note holder converted $4,125 of principal balance, $3,375 of accrued interest and $1,220 of fees into 4,844,633 common shares at the contractual rate of $.0072. The balance of the unsecured note payable amounted to $45,875 as of March 31, 2015.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On February 11, 2015 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 8), and derivative expense of $69,940.  The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note.  The balance of this convertible debenture as of March 31, 2015 is $54,348.  The balance net of debt discount is $6,794 as of March 31, 2015.

During the three months ended March 31, 2015 and 2014, amortization of debt discount amounted to $71,448 and $26,612, respectively.

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
The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2014 to March 31, 2015:

Conversion feature derivative liability
Balance at December 31, 2014	$1,462,984
Gain on extinguishment of derivative liability due to conversions and repayments	120,772
Recognition of initial derivative liability	119,940
Change in fair value included in earnings	(665,820)
Balance at March 31, 2015	$1,037,876

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTE 8 – DERIVATIVE LIABILITY (continued)

Total derivative liability at March 31, 2015 and December 31, 2014 amounted to $1,037,876 and $1,462,984, respectively. The change in fair value included in earnings as income of $665,820 is due in part to the quoted market price of the Company’s common stock decreasing from $.027 at December 31, 2014 to $.003 at March 31, 2015 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2015

Expected volatility	192% - 289%
Expected term	3 – 12 months
Risk-free interest rate	0.0 2% - 0.09%
Expected dividend yield	0%

NOTE 9 - STOCKHOLDERS’ DEFICIT

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

In February 2015 the Company made four issuances of common shares related to the same note payable.  The Company issued 741,226; 946,793; 1,033,333 and 1,097,767 shares of common stock at $.009 for the reduction of $6,671; at $.009 for the reduction of 8,521; at $.0072 for the reduction of $7,440 and at $.0054 for an additional reduction of $5,928 in principal of notes payable.

In February 2015 the Company issued 116,667 shares of common stock at fair market value of $.018 for $2,100 of services rendered.

In March 2015 the Company made two issuances of common shares related to the same note payable. The Company issued 41,500 and 43,333 shares of common stock at $.027 for the reduction of $1,121 and at $.027 for the reduction of $1,170 in principal of notes payable.

In March 2015 the Company made issuances of common shares related to the same note payable. The Company issued 4,844,633 shares of common stock at $.0072 for the reduction of $8,720 of principal, interest and associated fees.

In March 2015 the Company made two issuances of common shares related to the same note payable. The Company issued 45,833 and 54,780 shares of common stock at $.027 for the reduction of $1,238 and at $.027 for the reduction of $1,479 in principal of notes payable.

In March 2015 the Company issued 1,300,000 shares of common stock at $.001 for the reduction of $1,300 in principal of notes payable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties.  Additionally, as of March 31, 2015 $71,628 of accrued interest due to related parties has been included in accrued expenses.

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matured in July 2010. In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note. The amount due to such related party at March 31, 2015 and December 31, 2014 was $52,347 and $52,347, respectively. As of March 31, 2015 and December 31, 2014, this note was reflected as due to related party. Accrued interest related to these notes amounted to $5,101 and $4,716 as of March 31, 2015 and December 31, 2014, respectively and is included in accrued expenses in the Company’s balance sheet.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and shall be payable in June 2010. During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of March 31, 2015 and December 31, 2014.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $22,322 and $21,999 as of March 31, 2015 and December 31, 2014, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. The Company repays the advances when funds are available. The Company repaid $13,819 to the Chief Executive Officer in the first quarter of 2015. The Chief Executive Officer of the Company loaned the Company $20,984 in the first quarter of 2015. In March 2015 the Company issued the Chief Executive Officer 100,000,000 shares of common stock for the retirement of $10,000 of loans. At March 31, 2015 and December 31, 2014 the Company had a payable to the Chief Executive Officer of the Company amounting to $160,485 and $163,320, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2015 and December 31, 2014, the Company had a payable to the Chief Financial Officer of the Company amounting to $8,119 and $8,119, respectively. These advances are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries. As of March 31, 2015 and December 31, 2014 the balance on the notes payable related to the accrued salaries remained at $429,439.

NOTE 11 - ACCRUED PAYROLL TAXES

As of March 31, 2015 and December 31, 2014 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $111,000 and $110,000, respectively.  The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

NOTE 12 - SEGMENT REPORTING (continued)

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the three months ended March 31, 2015 and the year ended December 31, 2014 all material assets and revenues of the Company were in the United States.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to the quarter ending March 31, 2015 the Company issued 67,080,055 shares of common stock in satisfaction of $69,146 of convertible promissory notes. These notes were converted at contractual rates ranging from $.0009 to $.0012.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net Sales

Overall, our net sales for the three months ended March 31, 2015 increased approximately 35% from the comparable period in 2014.  The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2015 to 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	$	% of Total	$	% of Total
Sale of product	116,349	60%	99,177	69%
Service	76,165	40%	43,769	31%
Total	192,514	100%	142,946	100%

Sales of product for the three months ended March 31, 2015 increased approximately 17 % as compared to the three months ended March 31, 2014.  The increase is primarily due to the Company acquiring a new customer and fulfilling their product needs.  Service revenue for the three months ended March 31, 2015 increased approximately 74% as compared to the three months ended March 31, 2014.  The overall increase is due to marketing efforts which attracted new customers.

Net sales increased due to customers’ needs and the Company responding effectively to their orders.  In an effort to continue to increase our sales in future periods, we believe we need to hire additional sales staff to initiate a telemarketing campaign and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized increased sales during the three months ended March 31, 2015, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue.  Cost of services includes labor and installation for service revenue.   Overall, cost of sales increased approximately 14 % for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2015 to 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	$	% of Total	$	% of Total
Cost of product	23,465	39%	17,758	34%
Cost of service	36,494	61%	34,912	66%
Total	59,959	100%	52,670	100%

During the three months ended March 31, 2015 our cost of product increased  32% as compared to the three months ended March 31, 2014.  During the three months ended March 31, 2015, our cost of services increased 5% as compared to the three months ended March 31, 2014.  The increase in cost of product and the increase in cost of service relates to increased sales which resulted in the Company needing more products and hiring more sales personnel.

Total operating expenses for the three months ended March 31, 2015 were $260,106 a decrease of $352,990 or approximately 58% from total operating expenses for the comparable three months ended March 31, 2014 of $613,096.  The decrease in operating expenses is primarily attributed to a decrease in stock based compensation and a decrease in marketing and public relations expense slightly offset by an increase in rent expense.

Loss from Operations

We reported a loss from operations of $127,551 for the three months ended March 31, 2015 compared to a loss from operations of $522,820 for the three months ended March 31, 2014.  A decrease of $395,269 or 76% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Other Income (Expenses)

Total other income was $52,407 for the three months ended March 31, 2015 and total other expense was $34,043,445 for the three months ended March 31, 2014.  An increase of other income of $34,095,852 or 100% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in other income is primarily attributable to an increase in change in fair value of derivative liability offset by a loss on a conversion of a related party loan into common shares.  This significant increase in change in fair value of derivative liability is due in part to the fair value of the Company’s common stock decreasing from $.027 at December 31, 2014 to $.003 at March 31, 2015 and the effect of “Ratchet” provisions related to convertible notes payable.

Net income (loss)

We reported a net loss of $75,144 for the three months ended March 31, 2015 as compared to a net loss of $34,566,265 for the three months ended March 31, 2014.  We reported a net loss attributable to non-controlling interest of $47,346 and $19,468 during the three months ended March 31, 2015 and March 31, 2014, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2015 we had a cash balance of $38,295 and a working capital deficit of $4,303,406.

We reported a net increase in cash for the three months ended March 21, 2015 of $25,137 compared December 31, 2014. While we currently have no material commitments for capital expenditures, at March 31, 2015 we owed approximately $127,000 under various notes payable and $560,000 under convertible promissory notes.  We do not presently have any external sources of working capital.

During the period ended June 30, 2012, the Company issued notes payable with an interest rate of 3% to the CFO amounting to $429,439 related to the accrued salaries.  As of March 31, 2015 the balance on the notes payable related to the accrued salaries remained at $429,439.

The Company also has a due on demand note payable with an interest rate of 12% as of March 31, 2015 totaling $10,843 payable to Mr. Ralston and a due on demand note payable with an interest rate of 3% as of March 31, 2015 totaling $52,347 payable to Mrs. Ralston.

At March 31, 2015 the Company owed $146,015 to Regal Capital, formerly a related party, which is due upon demand and bears 0% interest. The Company also owed Regal Capital $116,792 in notes payable which bear a 12% interest rate.

Accrued liabilities were $1,733,358 as of March 31, 2015 consist of the following:

●  Accrued salaries for certain employees amounting to $1,073,279
●  Accrued commissions for certain employees amounting to $60,590
●  Sales tax payable of $33,646
●  Lease abandonment charges of $164,375
●  Accrued interest of $241,308
●  Accrued payroll liabilities and taxes of $111,160
●  Other rent expenses of $42,100
●  Other accrued expenses of $6,900

On May 15, 2015 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $52,631.57 (the “Principal Amount”). Pursuant to the Transaction Documents, on May 19, 2015, the Company received $50,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Note shall mature on May 15, 2016 (the “Maturity Date”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount and interest shall be paid on the Maturity Date (or sooner as provided in the Note), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Note, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 70% of the lowest traded price in the prior thirty (30) trading days.

The securities issued pursuant to the Transaction Documents were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $75,144 during the three months ended March 31, 2015.  At March 31, 2015 we had a working capital deficit of $4,303,406. We do not anticipate we will be profitable in 2015.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2014 is a discussion regarding Going Concern.

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

The following tables summarize our contractual obligations as of March 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$168,604	168,604	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$478,994	478,994	—	—	—

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include revenue recognition and accounting for stock based compensation, use of estimates, accounts receivable, property and equipment and income taxes.

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

Off Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2014, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2015 that were not previously disclosed in a current report on Form 8-k.

On May 15, 2015 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $52,631.57 (the “Principal Amount”). Pursuant to the Transaction Documents, on May 19, 2015, the Company received $50,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Note shall mature on May 15, 2016 (the “Maturity Date”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount and interest shall be paid on the Maturity Date (or sooner as provided in the Note), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Note, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 70% of the lowest traded price in the prior thirty (30) trading days.

The securities issued pursuant to the Transaction Documents were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

On May 15, 2015 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $52,631.57 (the “Principal Amount”). Pursuant to the Transaction Documents, on May 19, 2015, the Company received $50,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Note shall mature on May 15, 2016 (the “Maturity Date”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount and interest shall be paid on the Maturity Date (or sooner as provided in the Note), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Note, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 70% of the lowest traded price in the prior thirty (30) trading days.

The securities issued pursuant to the Transaction Documents were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Form of 5% Original Issue Discount Convertible Promissory Note
10.1	Form of Securities Purchase Agreement
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: May 20, 2015	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer

Date: May 20, 2015	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer