Form 10-Q
period 2015-06-30
DIRECTVIEW HOLDINGS INC
filed 2015-08-19
CIK 1441769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2015

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

As of August 7, 2015, there were 359,229,561 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, "DirectView," "we," "us," "our" and similar terms refer to DirectView Holdings, Inc., a Nevada corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

●	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of June 30, 2015) and a company organized under the laws of the state of Florida.

●	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

ITEM 1. FINANCIAL STATEMENTS.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$78,259	$13,158
Accounts Receivable - net	173,101	60,014
Other Current Assets	-	1,659

Total Current Assets	251,360	74,831

PROPERTY AND EQUIPMENT - Net	6,224	9,336
OTHER ASSETS	100	796

Total Assets	$257,684	$84,963

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$412,917	$559,029
Short Term Advances	146,015	146,015
Notes Payable	126,692	176,692
Accounts Payable	167,604	131,020
Accrued Expenses	1,831,101	1,565,139
Due to Related Parties	627,809	664,068
Derivative Liability	1,858,556	1,462,984
Total Current Liabilities	5,170,694	4,704,947

Total Liabilities	5,170,694	4,704,947

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized;
315,486,779 and 14,440,933 shares issued and outstanding at June 30, 2015
and December 31, 2014, respectively)	31,596	1,444
Additional Paid-in Capital	14,738,615	14,054,779
Accumulated Deficit	(19,702,722)	(18,645,772)

Total DirectView Holdings, Inc. Stockholders' Deficit	(4,932,511)	(4,589,549)

Non-Controlling Interest in Subsidiary	19,501	(30,435)

Total Stockholders' Deficit	(4,913,010)	(4,619,984)

Total Liabilities and Stockholders' Deficit	$257,684	$84,963

See accompanying unaudited notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

NET SALES:
Sales of Product	$73,735	$97,938	$190,084	$197,115
Service	48,696	14,510	124,861	58,279
Total Net Sales	122,431	112,448	314,945	255,394

COST OF SALES:
Cost of Product	53,737	130,561	57,202	148,319
Cost of Service	34,718	49,365	71,212	84,277
Total Cost of Sales	88,455	179,926	128,414	232,596

GROSS PROFIT (LOSS)	33,976	(67,478)	186,531	22,798

OPERATING EXPENSES:
Marketing and Public Relations	104,220	52,539	122,530	104,351
Rent	18,300	-	58,600	-
Depreciation	1,556	-	3,112	-
Compensation and Related Taxes	144,671	140,414	251,120	616,014
Other Selling, General and Administrative	204,776	166,673	298,267	252,357

Total Operating Expenses	473,523	359,626	733,629	972,722

LOSS FROM OPERATIONS	(439,547)	(427,104)	(547,098)	(949,924)

OTHER INCOME (EXPENSES):
Loss on conversion of related party loan	-	-	(290,000)	-
Other Income (Expense)	-	(922)	-	44,104
Gain on Extinguishment of Derivative Liabilities	-	10,995,882	-	10,995,882
Change in Fair Value of Derivative Liabilities	(1,166,147)	4,746,460	(741,872)	(30,290,224)
Reduction of Derivative due to Conversion	982,773	10,072,639	1,103,545	11,089,639
Derivative Expense	(185,200)	-	(255,140)	(26,848)
Amortization of Debt Discount	(103,752)	(88,240)	(175,200)	(114,853)
Interest Expense	(39,997)	944	(101,249)	(14,382)

Total Other Income (Expense)	(512,323)	25,726,763	(459,916)	(8,316,682)

NET INCOME (LOSS)	(951,870)	25,299,659	(1,007,014)	(9,266,606)

Less: Net Income (Loss) Attributable to Non-Controlling Interest	(2,590)	2,526	(49,936)	21,994

Net Income (Loss) Attributable to DirectView Holdings, Inc.	$(954,460)	$25,302,185	$(1,056,950)	$(9,244,612)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$0.06	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	226,404,715	351,976,293	71,110,049	300,994,648

See accompanying unaudited notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,007,014)	$(9,266,606)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	3,112	-
Common stock issued for compensation	44,100	431,600
Common stock issued for services	9,760	-
Change in fair value of derivative liabilities	741,872	30,290,224
Reduction of Derivative due to Conversion	(1,103,545)	(11,089,639)
Loss on conversion of related party loan	290,000	-
Derivative liability expense	255,140	26,848
Amortization of debt discount	175,200	114,853
Amortization of deferred financing costs	18,125	10,936
Noncash interest charges	17,397	-
(Increase) Decrease in:
Accounts receivable	(113,087)	1,633
Other current assets	2,355	(7,694)
Increase (Decrease) in:
Accounts payable	36,583	58,826
Accrued expenses	271,995	129,319

Net Cash (Used in) Operating Activities	(358,007)	(295,582)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of leasehold improvements	-	(12,448)

Net Cash (Used in) Investing Activities	-	(12,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible note payable	499,367	485,833
Payments of convertible notes payable	(50,000)	(36,759)
Proceeds from (payments to) related parties	(26,259)	(32,444)

Net Cash Provided by Financing Activities	423,108	416,630

Net Increase in Cash	65,101	108,600

Cash - Beginning of Period	13,158	23,469

Cash - End of Period	$78,259	$132,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$12,953
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with conversion of
convertible promissory note	$272,386	$17,301
Beneficial conversion and derivative liabilities on convertible notes payable	$-	$25,000
Initial recognition of derivative liability as debt discount	$637,305	$-

See accompanying unaudited notes to unaudited consolidated financial statements.

 DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of June 30, 2015. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2015, and the results of operations and cash flows for the six months ending June 30, 2015 have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”).  This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest.  In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2015, the Company reflected a non-controlling interest of $19,501 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2015 and December 31, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2015

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company uses specific identification of accounts to reserve possible uncollectible receivables.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At June 30, 2015 and December 31, 2014, management determined that an allowance is necessary which amounted to $38,000 at both dates. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company recognized $0 and $20,500 respectively of expenses related to uncollectible accounts receivable.

 Advertising

Advertising is expensed as incurred. Advertising expenses for the six months ended June 30, 2015 and 2014 was $122,530 and $104,351, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the six months ended June 30, 2015 and 2014, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method.  The Company acquires inventory for specific installation jobs. As a result, the Company orders inventory only as needed for installations and there was an insignificant amount of inventory on hand at June 30, 2015 and December 31, 2014.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2015 and 2014.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $44,100 and $431,600 during the six months ended June 30, 2015 and 2014, respectively.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2015

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

During the six months ended June 30, 2015, two customers accounted for 53% of revenues. The following is a list of percentage of revenue generated by the two customers:

Customer 1                      41%
Customer 2                      12%
Total                                 53%

During the six months ended June 30, 2014, one customer accounted for 64% of revenues.

 As of June 30, 2015, four customers accounted for 67% of total accounts receivable.  The following is a list of percentage of accounts receivable owed by the four customers:

Customer 1                      23%
Customer 2                      16%
Customer 3                      15%
Customer 4                      13%
Total                                 67%

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
FOR THE SIX MONTHS ENDED JUNE 30, 2015

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  At June 30, 2015 the Company had 349,036,322 shares equivalent issuable pursuant to embedded conversion features.  At December 31, 2014, the Company had 69,694,188 shares equivalent issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2015, the Company had an accumulated deficit of approximately $19.7 million, a stockholders’ deficit of approximately $4.9 million and a working capital deficiency of $4,919,334.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  Management intends to attempt to raise funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2015	December 31, 2014
Leasehold Improvements	2 years	$12,448	$12,448
Less: Accumulated amortization		(6,224)	(3,112)
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$6,224	$9,336

For the six months ended June 31, 2015 and 2014, depreciation and amortization expense amounted to $3,112 and $0, respectively.

In June 2014 the Company negotiated to lease office space and made leasehold improvements totaling $12,448.  The Company will amortize the balance on a straight-line basis for the term of 2 years commencing in July 2014.

In 2014 the Company took occupancy of approximately 3,000 square feet of office space in New York city.  The Company negotiated lease terms and has recorded rent expense of $5,500 per month for the period of September 1, 2014 through June 30, 2015 totaling accrued rent of $16,500 related to this office space.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011.  The note is in default as of June 30, 2015 and as of December 31, 2014.  In October 2013 $10,100 was assigned to a different note holder.  The new note is included in Notes Payable.  The remaining balance of this note is $9,900 as of June 30, 2015 and as of December 31, 2014.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum.  As of June 30, 2015 and December 31, 2014 the notes amounted to $116,792 and $116,792 respectively.

In November 2014, the Company issued a Demand Promissory Note of $50,000 due December 22, 2014.  The interest rate is 10% with a minimum guaranteed interest amount of $5,000.  The Note Holder granted the Company an extension of due date making the note due January 22, 2015.  The note was satisfied in March 2015.  As of June 30, 2015 and December 31, 2014 the notes amounted to $0 and $50,000 respectively.

As of June 30, 2015 and December 31, 2014, notes payable amounted to $126,692 and $176,692, respectively.

Accrued interest on the notes payable amounted to approximately $56,900 and $43,900 as of June 30, 2015 and December 31, 2014, respectively and is included in accrued expenses.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

NOTE 5 – SHORT TERM ADVANCES

During the six months ended June 30, 2015 and the year ended December 31, 2014, an unrelated party advanced funds to the Company used for operating expenses.  The advances are payable in cash and are non interest bearing and due on demand.  The balance of these short term advances was $146,015 and $146,015 as of June 30, 2015 and December 31, 2014.

NOTE 6 – ACCRUED EXPENSES

As of June 30, 2015 and December 31, 2014 the Company had accrued expenses of $1,831,084 and $1,565,139 respectively.  The following table displays the accrued expenses by category.
	June 30,	December 31,
	2015	2014
Operating Expenses	$41,300	$8,700
Lease Abandonment	164,375	164,375
Employee Commissions	60,590	60,590
Interest	260,425	213,473
Salaries	1,155,214	981,908
Sales Tax Payable	37,284	25,674
Payroll Liabilities	111,913	110,419
	$1,831,101	$1,565,139

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	June 30, 2015	December 31, 2014
Secured convertible promissory notes	$910,470	$720,269

Less: initial recognition of debt discount, related to derivatives on convertible promissory notes	(580,200)	(394,702)

Less: initial recognition of original issue discount	(71,574)	(39,542)

Less: initial recognition of deferred financing	(56,500)	(40,000)

Amortization of debt discount/OID/deferred financing	210,721	313,004
Secured convertible promissory note– net	$412,917	$559,029

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012.  The Company negotiationed with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled.  In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of   $ .0001.  This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013.  In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share.  In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001 per share.  In October 2014 the note holder assigned $20,000 of the note balance to a third party.  The balance of the unsecured note payable amounted to $23,246 as of June 30, 2015 and $43,246 as of December 31, 2014.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

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
This note included down round “Ratchet” provisions that resulted in derivative accounting treatment for this note (See note 8).  At issuance of the renegotiated note the Company recorded a debt discount in the amount of $17,000 which has been fully amortized as of December 31, 2013.  In July 2013 the note holder converted $764 into 254,667 common shares. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.003 per share. In May 2015 the note holder converted the remaining balance of $15,246 into common shares at the contractual rate of $.003 per share. The balance of the unsecured note payable amounted to $0 as of June 30, 2015 and $15,246 as of December 31, 2014.

August 30, 2013 the Company issued an $8,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0001.  The debt discount was amortized over the term of the note.   This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  In April 2014 the note holder converted $1,500 into common shares at the contractual rate of $.0001 per share. In June 2015 the note holder converted the remaining balance of $6,500 into common shares at the contractual rate of $.00096 per share.  The balance of the convertible debenture is $0 as of June 30, 2015 and as of December 31, 2014.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.00075.  The Company recorded a debt discount of $8,333 upon issuance of this note.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7).  The balance of the convertible debenture is $10,000 as of June 30, 2015 and as of December 31, 2014.  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 8).

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at $.0008.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 8). The balance of this convertible debenture is $25,000 as of June 30, 2015 and as of December 31, 2014.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date.  This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date.  The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense.  The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8).  In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 8). The balance of this convertible debenture is $25,000 as of June 30, 2015 and as of December 31, 2014.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date.  Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures.  The balance of these three notes was $150,000 as of June 30, 2015 and as of December 31, 2014.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

In the period of April through June 2015 the note holder converted $171,961 into 104,386,160 common shares at the contractual rate ranging from $.00186 to $.00216 per share.  After assignment of $75,000 and the conversions into common shares the balance of this convertible debenture as of June 30, 2015 is $6,142.  The balance of the convertible debenture as of December 31, 2014 is $300,754.  The balance net of debt discount and deferred financing is $0 and $240,820 as of June 30, 2015 and December 31, 2014, respectively.

On October 8, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $81,522 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $84,250 and a debt discount of $75,000 (see Note 8).  The Company also recorded OID of $6,522. The OID and debt discount are being amortized over the term of the note.  In April 2015 the note holder assigned $15,000 of the principal balance of the note to a third party. The balance of this convertible debenture as of June 30, 2015 is $66,522 and $81,522 as of December 31, 2014.  The balance net of debt discount and deferred financing is $37,640 and $3,130 as of June 30, 2015 and December 31, 2014, respectively.

 In May 2015 a note holder converted a $15,000 assigned note balance into 9,722,222 common shares at a contractual rate ranging from $.0012 to $.00216 leaving the note balance at $0 as of June 30, 2015.

On October 27, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 8).  The Company also recorded OID of $1,600. The OID and debt discount are being amortized over the term of the note. The balance of this convertible debenture as of June 30, 2015 and as of December 31, 2014 is $21,600.  The balance net of debt discount and deferred financing is $14,933 and $4,934 as of June 30, 2015 and December 31, 2014, respectively.

On December 19, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 8).  The Company also recorded OID of $2,000. The OID and debt discount are being amortized over the term of the note. The balance of this convertible debenture as of June 30, 2015 and as of December 31, 2014 is $27,174.  The balance net of debt discount and deferred financing is $24,435 and $20,926 as of June30, 2015 and December 31, 2014, respectively.

On December 19, 2014 a note holder assigned $25,000 to another note holder.  On December 29, 2014 $10,773 was converted into 664,973 shares of common stock at a contractual rate of $.0162. In February 2015 a note holder assigned an additional $25,000 to the same assignee.  The note holder converted $13,831 into 4,619,339 common shares at the contractual rate ranging from $.0054 to $.027 per share. The balance of the convertible debenture was $396 and $14,227 as of June 30, 2015 and December 31, 2014, respectively.

In October 2014 a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party.  In January 2015 the note holder converted $1,000 into 333,333 common shares at the contractual rate of $.003.  In March 2015 the note holder converted $1,300 into 1,300,000 common shares at the contractual rate of $.001.  In April and May 2015 the note holder converted $17,200 into 13,900,000 common shares at the contractual rate ranging from $.0008 to $.00156 per share. The balance of the unsecured note payable amounted to $4,989 and $24,489 as of June 30, 2015 and December 31, 2014, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

In February 2015 a note holder assigned $50,000 of principal balance of a convertible debenture to a third party.  In March 2015 the note holder converted $4,125 of principal balance, $3,375 of accrued interest and $1,220 of fees into 4,844,633 common shares at the contractual rate of $.0072. In the period of April through May 2015 the note holder converted $38,250 of principle balance, $909 of accrued interest and $7,320 of fees into 37,148,448 common shares at the contractual rate ranging from $.00096 to $.075 per share. The balance of the unsecured note payable amounted to $7,625 as of June 30, 2015.

On February 11, 2015 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date.  This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 8), and derivative expense of $69,940.  The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note.  In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015.

On April 8, 2015 the Company issued a 5% original issue discount (OID) senior secured convertible promissory note with a principal balance of $52,500 with a one year maturity date.  This convertible debenture converts at 55% of the lowest trading price during the 25 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $86,506, a debt discount of $50,000 (see Note 8), and derivative expense of $36,506.  The Company also recorded OID of $2,500 and deferred financing of $5,000. The OID, deferred financing  and debt discount are being amortized over the term of the note.  The balance of the senior secured convertible promissory note amounted to $52,500 as of June 30, 2015.  The balance of the convertible promissory note net of debt discount, OID and deferred financing as of June 30, 2015 amounted to $9,375.

On May 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,787 with a one year maturity date.  This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 8), and derivative expense of $37,775.  The Company also recorded OID of $5,789 and deferred financing of $10,000.  The OID, deferred financing and debt discount are being amortized over the term of the note.  The balance of the convertible promissory note amounted to $115,789 as of June 30, 2015.  The balance of the convertible promissory note net of debt discount, deferred financing and OID as of June 30, 2015 amounted to $5,724.

On May 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date.  This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171.  The Company also recorded OID of $2,632.  The OID and debt discount are being amortized over the term of the note.  The balance of the convertible promissory note amounted to $52,632 as of June 30, 2015.  The balance of the convertible promissory note net of debt discount and OID as of June 30, 2015 amounted to $6,579.

On May 27, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date.  This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171.  The Company also recorded OID of $2,632.  The OID and debt discount are being amortized over the term of the note.  The balance of the convertible promissory note amounted to $52,632 as of June 30, 2015.  The balance of the convertible promissory note net of debt discount and OID as of June 30, 2015 amounted to $5,117.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On June 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date.  This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171.  The Company also recorded OID of $2,632.  The OID and debt discount are being amortized over the term of the note.  The balance of the convertible promissory note amounted to $52,632 as of June 30, 2015, net of debt discount and OID of $3,655.

On June 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date.  This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion.  Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability.  In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406.  The Company also recorded OID of $7,500 and deferred financing of $1,500.  The OID, deferred financing and debt discount are being amortized over the term of the note.  The balance of the convertible promissory note amounted to $157,895 as of June 30, 2015, net of debt discount, deferred financing and OID of $37,957.

During the six months ended June 30, 2015 and 2014, amortization of debt discount amounted to $175,200 and $114,853, respectively.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2015

NOTE 8 – DERIVATIVE LIABILITY (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2014 to June 30, 2015:
Conversion feature derivative liability
Balance at December 31, 2014	$1,462,984
Recognition of initial derivative liability	757,245
Change in fair value included in earnings	(361,673)
Balance at June 30, 2015	$1,858,556

Total derivative liability at June 30, 2015 and December 31, 2014 amounted to $1,858,556 and $1,462,984, respectively.  The change in fair value included in earnings as income of $361,673 is due in part to the quoted market price of the Company’s common stock decreasing  from $.027 at December 31, 2014 to $.006 at June 30, 2015 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2015
Expected volatility	192% - 304%
Expected term	3 – 12 months
Risk-free interest rate	0.0 2% - 0.09%
Expected dividend yield	0%

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
FOR THE SIX MONTHS ENDED JUNE 30, 2015

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

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

In the period of April 1, 2015 through June 30, 2015 the Company issued 174,227,554 shares of common stock at contractual rates ranging from $.00096 to $.075 for the reduction of $265,281in principal notes payable, $8,540 in fees and $959 in the reduction of accrued interest (See Note 7).

In May 2015 the Company issued 3,000,000 shares of common stock at fair market value of $42,000 for compensation.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties.  Additionally, as of June 30, 2015 $82,431 of accrued interest due to related parties has been included in accrued expenses.

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matured in July 2010.  In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note.  In May and June 2015 the Company repaid $16,881 in the principal of this note.  The amount due to such related party at June 30, 2015 and December 31, 2014 amounted to $35,465 and $52,347, respectively.  As of June 30, 2015 and December 31, 2014, this note was reflected as due to related party.  Accrued interest related to these notes amounted to $5,416 and $4,716 as of June 30, 2015 and December 31, 2014, respectively and is included in accrued expenses in the Company’s balance sheet.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and was payable in June 2010.  During 2012, the Company repaid the Chief Executive Officer $11,157 related to this note leaving the balance of the note at $10,843 as of June 30, 2015 and December 31, 2014.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $22,646 and $21,999 as of June 30, 2015 and December 31, 2014, respectively and is included in accrued expenses in the Company’s balance sheet.

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. The Company repays the advances when funds are available.  The Company repaid $13,819 to the Chief Executive Officer in the first quarter of 2015.  The Chief Executive Officer of the Company loaned the Company $20,984 in the first quarter of 2015.  In March 2015 the Company issued the Chief Executive Officer 100,000,000 shares of common stock for the retirement of $10,000 of loans.  The Company repaid $10,907 to the Chief Executive Officer and borrowed $2,484 in the second quarter of 2015.   At June 30, 2015 and December 31, 2014 the Company had a payable to the Chief Executive Officer of the Company amounting to $152,062 and $163,320, respectively. These advances are short-term in nature and non-interest bearing.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. The Company repaid $8,119 to the Chief Financial Officer in the second quarter of 2015.   At June 30, 2015 and December 31, 2014, the Company had a payable to the Chief Financial Officer of the Company amounting to $0 and $8,119, respectively. These advances are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries.  As of June 30, 2015 and December 31, 2014 the balance on the notes payable related to the accrued salaries remained at $429,439.

NOTE 11 - ACCRUED PAYROLL TAXES

As of June 30, 2015 and December 31, 2014 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $112,000 and $110,000, respectively.  The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 12 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services.  For the six months ended June 30, 2015 and the year ended December 31, 2014 all material assets and revenues of the Company were in the United States.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to the quarter ending June 30, 2015 the Company issued 43,742,782 shares of common stock in satisfaction of $72,664 of convertible promissory notes and $44,131 of accrued interest.  These notes were converted at contractual rates ranging from $.00258 to $.003.

In July 2015 the Company issued two 5% original issue discount (OID) convertible promissory note with each with a a principal balance of $157,895 with a one year maturity date.  These convertible debentures convert at 70% of the lowest trading price during the 30 days prior to conversion.

In August 2015, the company entered into a securities purchase agreement for $1,312,083. At this time only one note has been issued by the company under the securities purchase agreement for $429,439. The company received $429,439 which was used to pay off certain accrued salaries and debt owed to officers and directors of the company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Various statements in this registration statement contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our history of losses and declining sales, our ability to raise sufficient capital to fund our operating losses, increase our net sales to a level which funds our operating expenses, economic, political and market conditions and fluctuations, competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2014 including the risks described in Part I. Item 1A. Risk Factors of that report.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this registration statement, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

Our operations are conducted within two divisions:

∙	The vast majority of our business is derived from our security division which provides surveillance systems, digital video recording and services to businesses, organizations and law enforcement, and
∙	Our video conferencing division which is a full-service provider of teleconferencing products and services to businesses and organizations.

We operate our security division through DirectView Security where we provide a wide array of video and audio hardware and software options to create custom security and surveillance solutions for large and small businesses as well as residential customers. The Company currently services customers in transportation, hotel and hospitality, education, cannabis, food services, and real estate industries.

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

We target businesses of various sizes ranging from residential to large scale businesses.  Our main markets can be divided into five categories which include:

-Transportation (Airport, Heliport, and Bus Terminal)

-Hospitality (Hotel, Golf Course, Food Service and Bars/Restaurant)

-Industrial (Warehousing and Storage, Cannabis Grow House and Dispensary, and Manufacturing)

-Educational (Daycare, Private School, Learning Center/Religious Organization)

-Residential (Condo/Co-op, Property Management Company, and Private Home)

Beginning in 2014, we focused a significant amount of our business development and marketing efforts towards the legalized cannabis industry.  We see this market as a strong growth area for the Company due to our belief that the political landscape will continue to move towards the legalization of marijuana for medical and recreational use across the country.  By the middle of 2013, 18 states and the District of Columbia have already allowed the production and use of marijuana for medical purposes. Two states, Colorado and Washington, also have approved cannabis for recreational use. Additionally, many large security service providers have publicly avoided servicing businesses engaged in the sale or growing of marijuana which we believes lowers the competitive landscape.

In addition to conducting direct sales activities to businesses operating in this market, we also focus on partnerships with other service providers in the industry that are generally involved in the design and construction of facilities to grow and dispense marijuana.  We have a preferred provider agreement with Legacy Construction Company of Colorado, LLC (“Legacy”).  Under the terms of the preferred provider agreement, Legacy directs their retail and marijuana facility construction clients to DirectView for video surveillance and security needs. Legacy has over fifteen years of experience and expertise in commercial general contracting with specific experience in the retail and medical marijuana industry. Legacy holds a Class A general contractors license in six states including Colorado,Wyoming, Nevada, New Mexico, Utah, and Arizona.  We also have a strategic partnership agreement with Cannamor, LLC (“Cannamor”), a privately held Colorado based consulting company focusing on legal cannabis growing and dispensing projects, where we are engaged as its exclusive security solutions provider.  Under the terms of the agreement, Cannamor exclusively endorses and recommends DirectView as its vendor of choice for the planning and installation of video surveillance, video monitoring, video recording products and related services to its prospective clients.  Both of these arrangements have led to sales and a number of large potential project leads within our sales pipeline. We continue to see this industry as a growing part of our security and surveillance business for the foreseeable future.

In an effort to further expand our market opportunities, in April 2015, we began preparations to develop a unique body-worn-camera solution to target law enforcement, business security and homeland security markets.  We expect the solution to comprise of a line of body-worn-cameras integrated with a suite of communications capabilities including high capacity streaming video, Bluetooth®, GPS, push to talk, WIFI/4G LTE, and imbedded biometric access.  We are also working to integrate the video feeds with backend storage solutions for video/audio storage including playback and editing of stored evidence. We have received body-worn-camera prototypes that have been manufactured to our design specifications by a large third party manufacturer and we are currently beta testing those prototypes.  We intend to have that manufacturer produce a finished product upon successful completion of product testing.

In order to enhance the communications capability of the solution as well as our marketing capabilities, we entered into an agreement with xG Technology, Inc. (“xG”), a developer of wireless communications and spectrum sharing technologies, to integrate our body-worn-camera device and related hardware with xG's xMax private mobile broadband technology. The planned integration will consolidate the private, secure, high-performance communications capabilities of xMax with the features and functionality of our body-worn cameras.

We intend to offer our body-worn-cameras and the related suite of communications and storage solutions to our target customers through both direct sales and strategic partnerships with companies that sell complimentary products in the areas of law enforcement, homeland security and private security.  In addition to our integration agreement with xG, we entered into a co-marketing agreement with PositiveID Corporation (“PSID”), a developer of diagnostic testing systems for use by first responders, to jointly market both companies' products to homeland security and first responder markets. We believe that co-marketing and product integration agreements such as these will expand the breadth of our product offerings and enable us to leverage the marketing capabilities of our partners to increase sales opportunities upon product launch.

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

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Net Sales

Overall, our net sales for the three and six months ended June 30, 2015 increased approximately 9% and 23% respectively, from the comparable periods in 2014.  The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2014 to 2015:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	$	% of Total	$	% of Total	Variance
Sale of product	73,735	60%	97,938	87%	-25%
Service	48,696	40%	14,510	13%	236%
Total	122,431	100%	112,448	100%	9%

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	$	% of Total	$	% of Total	Variance
Sale of product	190,084	60%	197,115	77%	-4%
Service	124,861	40%	58,279	23%	114%
Total	314,945	100%	255,394	100%	23%

Sales of product for the three and six months ended June 30, 2015 decreased approximately 25 % and 4% respectively, as compared to the three and six months ended June 30, 2014.  The decrease is primarily due to the Company acquiring jobs that are more labor intensive versus product installations.  Service revenue for the three and six months ended June 30, 2015 increased approximately 236% and 114% respectively, as compared to the three and six months ended June 30, 2014.  The overall increase is due to marketing efforts which attracted new customers.

Net sales increased due to customers’ needs and the Company responding effectively to their orders.  In an effort to continue to increase our sales in future periods, we believe we need to hire additional sales staff to initiate a telemarketing campaign and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized increased sales during the three and six months ended June 30, 2015, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue.  Cost of services includes labor and installation for service revenue.   Overall, cost of sales decreased approximately 51 % and 45% respectively, for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.  The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2014 to 2015:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	$	% of Total	$	% of Total	Variance
Cost of product	53,737	61%	130,561	73%	-59%
Cost of service	34,718	39%	49,365	27%	-30%
Total	88,455	100%	179,926	100%	-51%

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	$	% of Total	$	% of Total	Variance
Cost of product	57,202	45%	148,319	64%	-61%
Cost of service	71,212	55%	84,277	36%	-16%
Total	128,414	100%	232,596	100%	-45%

During the three and six months ended June 30, 2015 our cost of product decreased  59% and 61% respectively, as compared to the three and six months ended June 30, 2014.  During the three and six months ended June 30, 2015, our cost of services decreased 30% and 16% respectively, as compared to the three and six months ended June 30, 2014.  The decrease in cost of product and the decrease in cost of service relates to the Company receiving competitive prices on products and using less contract labor.

Total operating expenses for the three and six months ended June 30, 2015 were $473,523 and $733,629 an increase of $113,897 or approximately 32% and a decrease of $239,093 or approximately (25%) respectively from total operating expenses for the comparable three and six  months and  ended June 30, 2014 of $359,626 and $972,722, respectively.  The increase in operating expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily attributed to an increase in marketing campaigns and public company expenses.  The decrease in operating expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily attributed to a decrease in non cash compensation in 2015
.
Loss from Operations

We reported a loss from operations of $439,547 and $547,098 respectively, for the three and six months ended June 30, 2015 compared to a loss from operations of $427,104 and $949,924 respectively, for the three and six months ended June 30, 2014.  An increase of $12,443 and a decrease of $402,862 or 3% and (42%) respectively, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

Other Income (Expenses)

Total other expense was $512,323and $459,916 for the three and six months ended June 30, 2015 and total other income was $25,726,763 and total other expense was $8,316,682 for the three and six months ended June 30, 2014, respectively. An increase of other expense of $26,239,086 or 102% and a decrease in other expense of $7,856,766 or 94.47% for the three and six months ended June 30, 2015 respectively, compared to the three and six months ended June 30, 2014. The increase in other expense for the three months ended June 30, 2015 compared to June 30, 2014 is primarily attributable to a change in fair value of derivative liability and a decrease in gain of extinguishment of derivative liabilities.  This significant increase in change in fair value of derivative liability is due in part to the fair value of the Company’s common stock decreasing from $.027 at December 31, 2014 to $.006 at June 30, 2015 and the effect of “Ratchet” provisions related to convertible notes payable.  The decrease in other expense for the six months ended June 30, 2015 compared to June 30, 2014 is primarily attributable to a change in fair value of derivative liability.

Net income (loss)

We reported a net loss of $951,870 and $1,007,014 for the three and six months ended June 30, 2015 as compared to a net income of $25,299,659 and net loss of $9,266,606 for the three and six months ended June 30, 2014.  We reported a net loss attributable to non-controlling interest of $2,590 and $49,936  for the three and six months ended June 30, 2015 compared to a net income attributable to non-controlling interest of $2,526 and $21,944 respectively, during the three and six months ended June 30, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2015 we had a cash balance of $78,259 and a working capital deficit of $4,919,334.

We reported a net increase in cash for the six months ended June 30, 2015 of $65,101 compared to December 31, 2014. While we currently have no material commitments for capital expenditures, at June 30, 2015 we owed approximately $127,000 under various notes payable and approximately $413,000 under convertible promissory notes.  We do not presently have any external sources of working capital.

During the period ended June 30, 2012, the Company issued notes payable with an interest rate of 3% to the CFO amounting to $429,439 related to the accrued salaries.  As of June 30, 2015 the balance on the notes payable related to the accrued salaries remained at $429,439.

The Company also has a due on demand note payable with an interest rate of 12% as of June 30, 2015 totaling $10,843 payable to Mr. Ralston and a due on demand note payable with an interest rate of 3% as of June 30, 2015 totaling $35,465 payable to Mrs. Ralston.

At June 30, 2015 the Company owed $146,015 to Regal Capital, formerly a related party, which is due upon demand and bears 0% interest. The Company also owed Regal Capital $116,792 in notes payable which bear a 12% interest rate.

Accrued liabilities were $1,831,102 as of June 30, 2015 consist of the following:

●  Accrued salaries for certain employees amounting to $1,155,214
●  Accrued commissions for certain employees amounting to $60,590
●  Sales tax payable of $37,284
●  Lease abandonment charges of $164,375
●  Accrued interest of $260,426
●  Accrued payroll liabilities and taxes of $111,913
●  Other rent expenses of $21,900
●  Other accrued expenses of $19,400

On July 1, 2015 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on July 1, 2015, the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On July 15, 2015 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on July 15, 2015, the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Notes shall mature on July 1, 2016 and July 15, 2016, respectively (the “Maturity Dates”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount and interest shall be paid on the Maturity Dates (or sooner as provided in the Notes), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Notes, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 70% of the lowest traded price in the prior thirty (30) trading days.

On August 12, 2015 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to MMSM Funding Corp. (the “Investor”), in the principal amount of $157,894.74 (the “Principal Amount”). Pursuant to the Transaction Documents, on August 17, 2015 the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The Note and the SPA are part of a larger, $450,000 commitment received that will be released to the Company over a 60 day period subject to certain closing conditions.

The Note shall mature on August 12, 2016 (the “Maturity Date”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount and interest shall be paid on the Maturity Date (or sooner as provided in the Note), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Note, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 60% of the lowest traded price in the prior thirty (30) trading days.

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

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $1,007,014 during the six months ended June 30, 2015.  At June 30, 2015 we had a working capital deficit of $4,919,334. We do not anticipate we will be profitable in 2015.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2014 is a discussion regarding Going Concern.

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

The following table summarizes our contractual obligations as of June 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$152,062	152,062	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$462,452	462,452	—	—	—

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2015.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015 that were not previously disclosed in a current report on Form 8-K.

On July 1, 2015 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on July 1, 2015, the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On July 15, 2015 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on July 15, 2015, the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Notes shall mature on July 1, 2016 and July 15, 2016, respectively (the “Maturity Dates”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount and interest shall be paid on the Maturity Dates (or sooner as provided in the Notes), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Notess, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 70% of the lowest traded price in the prior thirty (30) trading days.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

On July 1, 2015 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on July 1, 2015, the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On July 15, 2015 (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on July 15, 2015, the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Notes shall mature on July 1, 2016 and July 15, 2016, respectively (the “Maturity Dates”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount and interest shall be paid on the Maturity Dates (or sooner as provided in the Notes), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Notess, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 70% of the lowest traded price in the prior thirty (30) trading days.

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

DIRECTVIEW HOLDINGS, INC.

Date: August 19, 2015	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer Principal Executive Officer

Date: August 19, 2015	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer Principal Financial Officer