Form 10-Q
period 2015-09-30
DIRECTVIEW HOLDINGS INC
filed 2015-11-19
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 19, 2015, there were 426,856,343 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “DirectView,” “we,” “us,” “our” and similar terms refer to DirectView Holdings, Inc., a Nevada corporation, and each of our wholly-owned subsidiaries and majority-owned subsidiary.

When used in this report the following terms have the following meanings related to our subsidiaries.

●	“DirectView Video” refers to DirectView Video Technologies, Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“DirectView Security” refers to DirectView Security Systems, Inc. our majority-owned subsidiary (58% owned as of September 30, 2015) and a company organized under the laws of the state of Florida.

●	“Ralston” refers to Ralston Communication Services, Inc. our wholly-owned subsidiary and a company organized under the laws of the state of Florida.

●	“Meeting Technologies” refers to Meeting Technologies Inc., our wholly-owned subsidiary and a company organized under the laws of the state of Delaware.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$61,947	$13,158
Accounts Receivable - net	278,869	60,014
Other Current Assets	13,282	1,659

Total Current Assets	354,098	74,831

PROPERTY AND EQUIPMENT - Net	18,519	9,336
OTHER ASSETS	100	796

Total Assets	$372,717	$84,963

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$804,596	$559,029
Short Term Advances	146,015	146,015
Notes Payable	126,692	176,692
Accounts Payable	185,153	131,020
Accrued Expenses	1,881,620	1,565,139
Due to Related Parties	15,144	664,068
Derivative Liability	2,139,504	1,462,984
Total Current Liabilities	5,298,724	4,704,947

Total Liabilities	5,298,724	4,704,947

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 387,242,229 and 14,440,933 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	38,724	1,444
Additional Paid-in Capital	16,086,954	14,054,779
Accumulated Deficit	(21,116,049)	(18,645,772)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(4,990,371)	(4,589,549)

Non-Controlling Interest in Subsidiary	64,364	(30,435)

Total Stockholders’ Deficit	(4,926,007)	(4,619,984)

Total Liabilities and Stockholders’ Deficit	$372,717	$84,963

See accompanying unaudited notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

NET SALES:
Sales of Product	$209,996	$77,312	$400,080	$274,427
Service	59,652	81,235	184,513	139,514
Total Net Sales	269,648	158,547	584,593	413,941

COST OF SALES:
Cost of Product	141,005	70,968	198,207	219,287
Cost of Service	65,594	39,154	136,806	123,431
Total Cost of Sales	206,599	110,122	335,013	342,718

GROSS PROFIT (LOSS)	63,049	48,425	249,580	71,223

OPERATING EXPENSES:
Marketing and Public Relations	145,373	8,452	267,903	112,803
Rent	18,300	-	76,900	-
Depreciation	2,158	-	5,270	1,556
Compensation and Related Taxes	106,341	109,732	357,461	725,746
Other Selling, General and Administrative	168,510	126,598	466,777	378,955

Total Operating Expenses	440,682	244,782	1,174,311	1,219,060

LOSS FROM OPERATIONS	(377,633)	(196,357)	(924,731)	(1,147,837)

OTHER INCOME (EXPENSES):
Gain (Loss) on conversion of related party loan	5,195	-	(284,805)	-
Other Income (Expense)	-	(933)	-	43,171
Gain on Extinguishment of Derivative Liabilities	-	-	-	10,995,882
Change in Fair Value of Derivative Liabilities	156,423	5,599,812	518,096	(13,600,773)
Derivative Expense	(787,628)	(26,848)	(1,042,768)	(26,848)
Amortization of Debt Discount	(300,454)	(98,750)	(475,654)	(213,603)
Interest Expense	(64,368)	(37,588)	(165,617)	(51,970)

Total Other Income (Expense)	(990,832)	5,435,693	(1,450,748)	(2,854,141)

NET INCOME (LOSS)	(1,368,465)	5,239,336	(2,375,479)	(4,001,978)

Less: Net (Income) Loss Attributable to Non-Controlling Interest	(44,862)	6,606	(94,798)	(15,388)

Net Income (Loss) Attributable to DirectView Holdings, Inc.	$(1,413,327)	$5,245,942	$(2,470,277)	$(4,017,366)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.004)	$0.01	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	364,915,544	369,839,052	206,388,708	324,267,933

See accompanying unaudited notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,375,479)	$(4,001,978)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	5,270	1,556
Common stock issued for compensation	44,100	462,600
Common stock issued for services	9,760	-
Change in fair value of derivative liabilities	(518,096)	13,600,773
Gain on extinguishment of derivative liabilities	-	(10,995,882)
Loss on conversion of related party loan, net	284,805	-
Derivative liability expense	1,042,768	26,848
Amortization of debt discount	475,654	213,603
Amortization of deferred financing costs	27,354	24,057
Amortization of original issue discount	31,224	-
(Increase) Decrease in:
Accounts receivable	(218,855)	11,698
Other current assets	(10,927)	(12,180)
Other assets	-	1,586
Increase (Decrease) in:
Accounts payable	54,133	9,754
Accrued expenses	340,072	241,762

Net Cash (Used in) Operating Activities	(808,217)	(415,803)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of leasehold improvements	(14,453)	(12,448)

Net Cash (Used in) Investing Activities	(14,453)	(12,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible note payable	1,560,383	485,833
Payments of convertible notes payable	(50,000)	(36,759)
Proceeds from related parties	26,940	-
Proceeds payments to related parties	(665,864)	(24,898)

Net Cash Provided by Financing Activities	871,459	424,176

Net Increase in Cash	48,789	(4,075)

Cash - Beginning of Period	13,158	23,469

Cash - End of Period	$61,947	$19,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$12,953
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with conversion of convertible promissory note	$272,386	$17,301
Beneficial conversion and derivative liabilities on convertible notes payable	$-	$25,000
Initial recognition of derivative liability as debt discount	$637,305	$318,133

See accompanying unaudited notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

The Company is a full-service provider of teleconferencing services to businesses and organizations. The Company’s conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company’s primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. The Company is also a provider of the latest technologies in surveillance systems, digital video recording and services. The systems provide onsite and remote video and audio surveillance.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of September 30, 2015. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2015, and the results of operations and cash flows for the nine months ending September 30, 2015 have been included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”). This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2015, the Company reflected a non-controlling interest of $64,364 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2015 and December 31, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, notes payable and due to related parties approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes and convertible promissory notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company’s debt and the interest payable on the notes approximates the Company’s incremental borrowing rate.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2015 and December 31, 2014, management determined that an allowance is necessary which amounted to $38,000 at both dates. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company recognized $0 and $20,500 respectively of expenses related to uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the nine months ended September 30, 2015 and 2014 was $267,790 and $112,803, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the nine months ended September 30, 2015 and 2014, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company orders inventory only as needed for installations and there was an insignificant amount of inventory on hand at September 30, 2015 and December 31, 2014.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2015 and 2014.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company’s opinion it is likely that some portion or the entire deferred tax asset will not be realized.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $44,100 and $431,600 during the nine months ended September 30, 2015 and 2014, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Concentrations of Credit Risk and Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. Almost all of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

During the nine months ended September 30, 2015, three customers accounted for 60% of revenues. The following is a list of percentage of revenue generated by the three customers:

Customer 1	13%
Customer 2	22%
Customer 3	25%
Total	60%

During the nine months ended September 30, 2014, one customer accounted for 61% of revenues.

As of September 30, 2015, four customers accounted for 74% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the four customers:

Customer 1	10%
Customer 2	12%
Customer 3	16%
Customer 4	36%
Total	74%

As of December 31, 2014, three customers accounted for 73% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	16%
Customer 2	26%
Customer 3	31%
Total	73%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At September 30, 2015 the Company had 691,296,462 shares equivalent issuable pursuant to embedded conversion features. At December 31, 2014, the Company had 69,694,188 shares equivalent issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2015, the Company had an accumulated deficit of approximately $21 million, a stockholders’ deficit of approximately $5 million and a working capital deficiency of $4,944,626. For the nine months ended September 30, 2015 the net loss totaled $2,375,479. The net cash used in operating activities for the nine months ended September 30, 2015 totaled $808,217 and the net cash used in investing activities totaled $14,453. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2015	December 31, 2014
Leasehold Improvements	2 years	$26,901	$12,448
Less: Accumulated amortization		(8,382)	(3,112)
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$18,519	$9,336

For the nine months ended September 30, 2015 and 2014, depreciation and amortization expense amounted to $5,270 and $1,556 respectively.

In June 2014 the Company negotiated to lease office space and made leasehold improvements totaling $12,448. In August 2015 the Company made leasehold improvements totaling $14,453. The Company will amortize the balance on a straight-line basis for the term of 2 years commencing in July 2014 and August 2015.

In 2014 the Company took occupancy of approximately 3,000 square feet of office space in New York city. The Company negotiated lease terms and has recorded rent expense of $5,500 per month for the period of September 1, 2014 through September 30, 2015 totaling accrued rent of $5,500 related to this office space.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011. The note is in default as of June 30, 2015 and as of December 31, 2014. In October 2013 $10,100 was assigned to a different note holder. The new note is included in Notes Payable. The remaining balance of this note is $9,900 as of September 30, 2015 and as of December 31, 2014.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of September 30, 2015 and December 31, 2014 the notes amounted to $116,792 and $116,792 respectively.

In November 2014, the Company issued a Demand Promissory Note of $50,000 due December 22, 2014. The interest rate is 10% with a minimum guaranteed interest amount of $5,000. The Note Holder granted the Company an extension of due date making the note due January 22, 2015. The note was satisfied in March 2015. As of September 30, 2015 and December 31, 2014 the notes amounted to $0 and $50,000 respectively.

As of September 30, 2015 and December 31, 2014, notes payable amounted to $126,692 and $176,692, respectively.

Accrued interest on the notes payable amounted to approximately $60,600 and $43,900 as of September 30, 2015 and December 31, 2014, respectively and is included in accrued expenses.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 5 – SHORT TERM ADVANCES

During the nine months ended September 30, 2015 and the year ended December 31, 2014, an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of September 30, 2015 and December 31, 2014.

NOTE 6 – ACCRUED EXPENSES

As of September 30, 2015 and December 31, 2014 the Company had accrued expenses of $1,881,620 and $1,565,139 respectively. The following table displays the accrued expenses by category.

	September 30, 2015	December 31, 2014
Operating Expenses	$22,600	$8,700
Lease Abandonment	164,375	164,375
Employee Commissions	60,590	60,590
Interest	255,897	213,473
Salaries	1,237,098	981,908
Sales Tax Payable	56,890	25,674
Payroll Liabilities	84,170	110,419
	$1,881,620	$1,565,139

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

	September 30, 2015	December 31, 2014
Secured convertible promissory notes	$1,856,804	$720,269

debt discount liability	(1,002,387)	(124,527)

debt discount original issue discount	(42,759)	(16,296)

debt discount deferred financing	(7,062)	(20,417)

Secured convertible promissory note– net	$804,596	$559,029

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012. The Company negotiationed with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $.0001. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013. In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001 per share. In October 2014 the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of September 30, 2015 and $43,246 as of December 31, 2014.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

This note included down round “Ratchet” provisions that resulted in derivative accounting treatment for this note (See note 8). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $17,000 which has been fully amortized as of December 31, 2013. In July 2013 the note holder converted $764 into 254,667 common shares. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.003 per share. In May 2015 the note holder converted the remaining balance of $15,246 into common shares at the contractual rate of $.003 per share. The balance of the unsecured note payable amounted to $0 as of September 30, 2015 and $15,246 as of December 31, 2014.

August 30, 2013 the Company issued an $8,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.0001. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In April 2014 the note holder converted $1,500 into common shares at the contractual rate of $.0001 per share. In June 2015 the note holder converted the remaining balance of $6,500 into common shares at the contractual rate of $.00096 per share. The balance of the convertible debenture is $0 as of September 30, 2015 and as of December 31, 2014.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.00075. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7). The balance of the convertible debenture is $10,000 as of September 30, 2015 and as of December 31, 2014. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 8).

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.0008. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 8). The balance of this convertible debenture is $25,000 as of September 30, 2015 and as of December 31, 2014.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 8). The balance of this convertible debenture is $25,000 as of September 30, 2015 and as of December 31, 2014.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. The balance of these three notes was $150,000 as of September 30, 2015 and as of December 31, 2014.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

On October 8, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $81,522 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,250 and a debt discount of $75,000 (see Note 8). The Company also recorded OID of $6,522. The OID and debt discount are being amortized over the term of the note. In April 2015 the note holder assigned $15,000 of the principal balance of the note to a third party. In July 2015 the note holder converted $66,522 into 26,373,441 common shares at the contractual rate of $.00258 per share. The balance of this convertible debenture as of September 30, 2015 is $0 and $81,522 as of December 31, 2014. The balance net of debt discount and deferred financing is $0 and $3,130 as of September 30, 2015 and December 31, 2014, respectively.

In May 2015 a note holder converted a $15,000 assigned note balance into 9,722,222 common shares at a contractual rate ranging from $.0012 to $.00216 leaving the note balance at $0 as of September 30, 2015.

On October 27, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 8). The Company also recorded OID of $1,600. The OID and debt discount are being amortized over the term of the note. The balance of this convertible debenture as of September 30, 2015 and as of December 31, 2014 is $21,600. The balance net of debt discount and deferred financing is $19,933 and $4,934 as of September 30, 2015 and December 31, 2014, respectively.

On December 19, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 8). The Company also recorded OID of $2,000. The OID and debt discount are being amortized over the term of the note. The balance of this convertible debenture as of September 30, 2015 and as of December 31, 2014 is $27,174. The balance net of debt discount and deferred financing is $26,189 and $20,926 as of September 30, 2015 and December 31, 2014, respectively.

On December 19, 2014 a note holder assigned $25,000 to another note holder. On December 29, 2014 $10,773 was converted into 664,973 shares of common stock at a contractual rate of $.0162. In February 2015 a note holder assigned an additional $25,000 to the same assignee. The note holder converted $13,831 into 4,619,339 common shares at the contractual rate ranging from $.0054 to $.027 per share. In September 2015 the balance of the convertible debenture was written off leaving a balance of $0 and $14,227 as of September 30, 2015 and December 31, 2014, respectively.

In October 2014 a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party. In January 2015 the note holder converted $1,000 into 333,333 common shares at the contractual rate of $.003. In March 2015 the note holder converted $1,300 into 1,300,000 common shares at the contractual rate of $.001. In April and May 2015 the note holder converted $17,200 into 13,900,000 common shares at the contractual rate ranging from $.0008 to $.00156 per share. The balance of the unsecured note payable amounted to $4,989 and $24,489 as of September 30, 2015 and December 31, 2014, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

In February 2015 a note holder assigned $50,000 of principal balance of a convertible debenture to a third party. In March 2015 the note holder converted $4,125 of principal balance, $3,375 of accrued interest and $1,220 of fees into 4,844,633 common shares at the contractual rate of $.0072. In the period of April through May 2015 the note holder converted $38,250 of principle balance, $909 of accrued interest and $7,320 of fees into 37,148,448 common shares at the contractual rate ranging from $.00096 to $.075 per share. In August 2015 the note holder converted $7,625 of principle balance, $50 of accrued interest and $156 of fees into 2,900,325 common shares at the contractual rate of $.0027per share. The balance of the unsecured note payable amounted to $0 as of September 30, 2015.

On February 11, 2015 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 8), and derivative expense of $69,940. The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note. In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015. In August 2015 the note holder converted $10,000 of principle balance into 7,246,377 common shares at the contractual rate of $.00138 per share. In September 2015 the note holder converted an additional $24,000 of principle balance into 17,391,304 common shares at the contractual rate of $.00138 per share. The balance of the unsecured note payable amounted to $24,696 as of September 30, 2015.

On April 8, 2015 the Company issued a 5% original issue discount (OID) senior secured convertible promissory note with a principal balance of $52,500 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $86,506, a debt discount of $50,000 (see Note 8), and derivative expense of $36,506. The Company also recorded OID of $2,500 and deferred financing of $5,000. The OID, deferred financing and debt discount are being amortized over the term of the note. The balance of the senior secured convertible promissory note amounted to $52,500 as of September 30, 2015. The balance of the convertible promissory note net of debt discount, OID and deferred financing as of September 30, 2015 amounted to $23,750.

On May 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,789 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 8), and derivative expense of $37,775. The Company also recorded OID of $5,789 and deferred financing of $10,000. The OID, deferred financing and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $115,789 as of September 30, 2015. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of September 30, 2015 amounted to $37,171.

On May 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2015. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2015 amounted to $19,737.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On May 27, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2015. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2015 amounted to $18,275.

On June 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2015. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2015 amounted to $16,228.

On June 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500 and deferred financing of $1,500. The OID, deferred financing and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2015. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of September 30, 2015 amounted to $75,832.

On July 1, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2015. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2015 amounted to $45,395.

On July 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2015. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2015 amounted to $39,145.

On July 23, 2015 the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 8), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. The balance of the convertible promissory note amounted to $429,439 as of September 30, 2015. The balance of the convertible promissory note net of debt discount as of September 30, 2015 amounted to $209,226.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On August 12, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $237,303, a debt discount of $142,500 (see Note 8), and derivative expense of $95,197. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2015. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2015 amounted to $26,645.

On September 11, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $286,284, a debt discount of $142,500 (see Note 8), and derivative expense of $144,179. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2015. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2015 amounted to $14,145.

During the nine months ended September 30, 2015 and 2014, amortization of debt discount amounted to $475,654 and $213,603, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 8 – DERIVATIVE LIABILITY (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2014 to September 30, 2015:

Conversion feature derivative liability
Balance at December 31, 2014	$1,462,984
Recognition of initial derivative liability	2,391,458
Reclass of derivative liability to additional paid in capital due to conversions	(1,196,842)
Change in fair value included in earnings	(518,096)
Balance at September 30, 2015	$2,139,504

Total derivative liability at September 30, 2015 and December 31, 2014 amounted to $2,139,504 and $1,462,984, respectively. The change in fair value included in earnings as income of $518,096 is due in part to the quoted market price of the Company’s common stock decreasing from $.027 at December 31, 2014 to $.0037 at September 30, 2015 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2015

Expected volatility	192% - 305%
Expected term	3 – 12 months
Risk-free interest rate	0.0 2% - 0.09%
Expected dividend yield	0%

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 9 – STOCKHOLDERS’ DEFICIT (continued)

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

In May 2015 the Company issued 3,000,000 shares of common stock at fair market value of $.014 per share, based on quoted traded prices, for compensation totaling $42,000.

In the period of July 1, 2015 through September 30, 2015 the Company issued 71,280,788 shares of common stock at contractual rates ranging from $.00138 to $.003 for the reduction of $114,289 in principal of convertible notes payable, $156 in fees and $44,181 in the reduction of accrued interest (See Note 7).

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties. Additionally, as of September 30, 2015 $82,395 of accrued interest due to related parties has been included in accrued expenses.

During 2007 and 2006, the Company’s principal officer loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matured in July 2010. In March 2012, the Company and the principal officer of the Company agreed to change the term of this promissory note into a demand note. In May and June 2015 the Company repaid $16,881 in the principal of this note. During the period of July 1, 2015 through September 30, 2015 the Company repaid the remaining balance of $35,465. The amount due to such related party at September 30, 2015 and December 31, 2014 amounted to $0 and $52,347, respectively. As of December 31, 2014, this note was reflected as due to related party. Accrued interest related to these notes amounted to $4,189 and $4,716 as of September 30, 2015 and December 31, 2014, respectively and is included in accrued expenses in the Company’s balance sheet.

In June 2009, the Company issued a promissory note amounting $22,000 to the Chief Executive Officer of the Company. This note is payable either in cash or security equivalent at the option of the note holder. The note payable bears 12% interest per annum and was payable in June 2010. During 2012, the Company repaid the Chief Executive Officer $11,157 and in July and August 2015 the Company repaid the Chief Executive Officer $10,843 related to this note leaving the balance of the note at $0 as of September 30, 2015. As of December 31, 2014 the balance on this promissory note amounted to $10,843.

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $29,728 and $21,999 as of September 30, 2015 and December 31, 2014, respectively and is included in accrued expenses in the Company’s balance sheet.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

The Chief Executive Officer of the Company, from time to time, provided advances to the Company for operating expenses. The Company repays the advances when funds are available. The Company repaid $13,819 to the Chief Executive Officer in the first quarter of 2015. The Chief Executive Officer of the Company loaned the Company $20,984 in the first quarter of 2015. In March 2015 the Company issued the Chief Executive Officer 100,000,000 shares of common stock for the retirement of $10,000 of loans. The Company repaid $10,907 to the Chief Executive Officer and borrowed $2,484 in the second quarter of 2015. The Company repaid $140,330 to the Chief Executive Officer and borrowed $3,412 in the third quarter of 2015. At September 30, 2015 and December 31, 2014 the Company had a payable to the Chief Executive Officer of the Company amounting to $15,144 and $163,320, respectively. These advances are short-term in nature and non-interest bearing.

The Chief Financial Officer of the Company, from time to time, provided advances to the Company for operating expenses. The Company repaid $8,119 to the Chief Financial Officer in the second quarter of 2015. At September 30, 2015 and December 31, 2014, the Company had a payable to the Chief Financial Officer of the Company amounting to $0 and $8,119, respectively. These advances are short-term in nature and non-interest bearing.

During the quarter ended June 30, 2012, the Company issued notes payable to the CFO amounting to $429,439 related to the accrued salaries. In July 2015 the Company repaid the CFO $429,439. As of September 30, 2015 and December 31, 2014 the balance on the notes payable related to the accrued salaries amounted to $0 and $429,439, respectively.

NOTE 11 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the nine months ended September 30, 2015 totaled $18,047. The barter revenue for the twelve months ended December 31, 2014 totaled $5,893.

NOTE 12 – ACCRUED PAYROLL TAXES

As of September 30, 2015 and December 31, 2014 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $84,000 and $110,000, respectively. The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 13 – SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, web communications services. For the nine months ended September 30, 2015 and the year ended December 31, 2014 all material assets and revenues of the Company were in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the quarter ending September 30, 2015 the Company issued 40,088,776 shares of common stock in satisfaction of $46,250 of convertible promissory notes and $2,625 of accrued interest. These notes were converted at contractual rates ranging from $.00116 to $.0023.

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

Our operations are conducted within two divisions:

●	The vast majority of our business is derived from our security division which provides surveillance systems, digital video recording and services to businesses, organizations and law enforcement, and

●	Our video conferencing division which is a full-service provider of teleconferencing products and services to businesses and organizations.

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

We target businesses of various sizes ranging from residential to large scale businesses. Our main markets can be divided into five categories which include:

● Transportation (Airport, Heliport, and Bus Terminal)

● Hospitality (Hotel, Golf Course, Food Service and Bars/Restaurant)

● Industrial (Warehousing and Storage, Cannabis Grow House and Dispensary, and Manufacturing)

● Educational (Daycare, Private School, Learning Center/Religious Organization)

● Residential (Condo/Co-op, Property Management Company, and Private Home)

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

In order to enhance the communications capability of the solution as well as our marketing capabilities, we entered into an agreement with xG Technology, Inc. (“xG”), a developer of wireless communications and spectrum sharing technologies, to integrate our body-worn-camera device and related hardware with xG’s xMax private mobile broadband technology. The planned integration will consolidate the private, secure, high-performance communications capabilities of xMax with the features and functionality of our body-worn cameras.

We intend to offer our body-worn-cameras and the related suite of communications and storage solutions to our target customers through both direct sales and strategic partnerships with companies that sell complimentary products in the areas of law enforcement, homeland security and private security. In addition to our integration agreement with xG, we entered into a co-marketing agreement with PositiveID Corporation (“PSID”), a developer of diagnostic testing systems for use by first responders, to jointly market both companies’ products to homeland security and first responder markets. We believe that co-marketing and product integration agreements such as these will expand the breadth of our product offerings and enable us to leverage the marketing capabilities of our partners to increase sales opportunities upon product launch.

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

Results of Operations

Three and Nine Months Ended September 30, 2015, Compared to the Three and Nine Months Ended September 30, 2014

Net Sales

Overall, our net sales for the three and nine months ended September 30, 2015 increased approximately 70% and 41% respectively, from the comparable periods in 2014. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2014 to 2015:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	$	% of Total	$	% of Total	Variance
Sale of product	209,996	78%	77,312	49%	172%
Service	59,652	22%	81,235	51%	-27%
Total	269,648	100%	158,547	100%	70%

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	$	% of Total	$	% of Total	Variance
Sale of product	400,080	68%	274,427	66%	46%
Service	184,513	32%	139,514	34%	32%
Total	584,593	100%	413,941	100%	41%

Sales of product for the three and nine months ended September 30, 2015 increased approximately 172% and 46% respectively, as compared to the three and nine months ended September 30, 2014. The increase is primarily due to the Company acquiring jobs that required more products related to installations. Service revenue for the three and nine months ended September 30, 2015 decreased 27% and increased approximately 32% respectively, as compared to the three and nine months ended September 30, 2014. The decrease for the three months ended was primarily attributed to less labor intensive jobs for the three months ended September 30, 2015 compared to September 30, 2014. The increase for the nine months ended was primarily attributed to increased overall jobs for the nine months ended September 30, 2015 compared to September 30, 2014.

Net sales increased due to customers’ needs and the Company responding effectively to their orders. In an effort to continue to increase our sales in future periods, we believe we need to hire additional sales staff to initiate a telemarketing campaign and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized increased sales during the three and nine months ended September 30, 2015, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased approximately 99% and decreased 10% respectively, for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2014 to 2015:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	$	% of Total	$	% of Total	Variance
Cost of product	141,005	68%	70,968	64%	99%
Cost of service	65,594	32%	39,154	36%	68%
Total	206,599	100%	110,122	100%	88%

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	$	% of Total	$	% of Total	Variance
Cost of product	198,207	59%	219,287	64%	-10%
Cost of service	136,806	41%	123,431	36%	11%
Total	335,013	100%	342,718	100%	-2%

During the three and nine months ended September 30, 2015 our cost of product increased 99% and decreased 10% respectively, as compared to the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2015, our cost of services increased 68% and 11% respectively, as compared to the three and nine months ended September 30, 2014. The increase in cost of product and cost of service is in direct relation to the increase in sales. The decrease in the cost of product for the nine months ended September 30, 2015 compare to the nine months ended September 30, 2014 is due to better pricing received for products.

Total operating expenses for the three and nine months ended September 30, 2015 were $440,682 and $1,174,311 an increase of $195,900 or approximately 80% and a decrease of $44,749 or approximately (4%) respectively from total operating expenses for the comparable three and nine months and ended September 30, 2014 of $244,782 and $1,219,060, respectively. The increase in operating expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily attributed to an increase in marketing campaigns and public company expenses. The decrease in operating expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily attributed to a decrease in non cash compensation in 2015.

Loss from Operations

We reported a loss from operations of $377,633 and $924,731 respectively, for the three and nine months ended September 30, 2015 compared to a loss from operations of $196,357 and $1,147,837 respectively, for the three and nine months ended September 30, 2014. An increase of $181,276 and a decrease of $223,106 or 92% and (19%) respectively, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

Other Income (Expenses)

Total other income (expense) was ($990,832) and ($1,450,748) for the three and nine months ended September 30, 2015 and total other income (expense) was $5,435,693 and total other expense was ($2,854,141) for the three and nine months ended September 30, 2014, respectively. An increase of other expense of $6,426,525 or 118% and a decrease in other expense of $1,403,393 or 49% for the three and nine months ended September 30, 2015 respectively, compared to the three and nine months ended September 30, 2014. The increase in other expense for the three months ended September 30, 2015 compared to September 30, 2014 is primarily attributable to the change in fair value of derivative liabilities. The decrease in other expense for the nine months ended September 30, 2015 compared to September 30, 2014 is primarily attributable to a change in fair value of derivative liability.

Net income (loss)

We reported a net loss of $1,368,465 and $2,375,479 for the three and nine months ended September 30, 2015 as compared to a net income of $5,239,336 and net loss of $4,001,978 for the three and nine months ended September 30, 2014. We reported a net income attributable to non-controlling interest of $44,862 and $94,798 for the three and nine months ended September 30, 2015 compared to a net loss attributable to non-controlling interest of $6,606 and a net loss of $15,388 respectively, during the three and nine months ended September 30, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2015 we had a cash balance of $61,947 and a working capital deficit of $4,944,626.

We reported a net increase in cash for the nine months ended September 30, 2015 of $48,789 compared to December 31, 2014. While we currently have no material commitments for capital expenditures, at September 30, 2015 we owed approximately $127,000 under various notes payable and approximately $805,000 under convertible promissory notes. We do not presently have any external sources of working capital.

During the period ended June 30, 2012, the Company issued notes payable with an interest rate of 3% to the CFO amounting to $429,439 related to the accrued salaries. In July 2015 the Company repaid the CFO the note payable leaving the balance at $0 as of September 30, 2015.

At September 30, 2015 the Company owed $146,015 to Regal Capital, formerly a related party, which is due upon demand and bears 0% interest. The Company also owed Regal Capital $116,792 in notes payable which bear a 12% interest rate.

Accrued liabilities were $1,881,620 as of September 30, 2015 consist of the following:

● Accrued salaries for certain employees amounting to $1,237,098

● Accrued commissions for certain employees amounting to $60,590

● Sales tax payable of $56,890

● Lease abandonment charges of $164,375

● Accrued interest of $255,897

● Accrued payroll liabilities and taxes of $84,170

● Other rent expenses of $12,700

● Other accrued expenses of $9,900

On July 1, 2015, DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on July 1, 2015, the Company received $150,000 in funding from the Investor. The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On July 15, 2015, DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on July 15, 2015, the Company received $150,000 in funding from the Investor. The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The July 1, 2015 and July 15, 2015 notes (the “Notes”) shall mature on July 1, 2016 and July 15, 2016 respectively (the “Maturity Dates”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount and interest shall be paid on the Maturity Dates (or sooner as provided in the Notes), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Notes, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 70% of the lowest traded price in the prior thirty (30) trading days.

On August 12, 2015, DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,894. Pursuant to the Transaction Documents, on August 17, 2015 the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The Note and the SPA are part of a larger, $450,000 commitment received that will be released to the Company over a 60 day period subject to certain closing conditions.

Related to the above mentioned SPA, on September 11, 2015, (the “Effective Date”), DirectView Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on September 11, 2015, the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The August 12, 2015 and September 11, 2015 notes (the “Notes”) shall mature on August 12, 2016 and September 11, 2016 (the “Maturity Date”), respectively, and shall accrue interest at an annual rate equal to 10%. The principal amount and interest shall be paid on the Maturity Date (or sooner as provided in the Note), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Notes, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 60% of the lowest traded price in the prior thirty (30) trading days.

On July 23, 2015 the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. The proceeds from this note were used to pay certain accrued salaries and debts owned to the Company’s officers ad directors.

The preceding securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $2,375,479 during the nine months ended September 30, 2015. At September 30, 2015 we had a working capital deficit of $4,944,626. We do not anticipate we will be profitable in 2015. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our notes to the financial statements for the year ended December 31, 2014 is a discussion regarding Going Concern.

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

The following table summarizes our contractual obligations as of September 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$15,144	15,144	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$325,534	325,534	—	—	—

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include revenue recognition and accounting for stock based compensation, use of estimates, accounts receivable, property and equipment and income taxes.

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting. Delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. The following policies reflect specific criteria for our various revenues streams:

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2015.

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

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on July 1, 2015, the Company received $150,000 in funding from the Investor. The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On July 15, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on July 15, 2015, the Company received $150,000 in funding from the Investor. The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The July 1, 2015 and July 15, 2015 notes (the “Notes”) shall mature on July 1, 2016 and July 15, 2016 respectively (the “Maturity Dates”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount and interest shall be paid on the Maturity Dates (or sooner as provided in the Notes), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Notes, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 70% of the lowest traded price in the prior thirty (30) trading days.

On August 12, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,894. Pursuant to the Transaction Documents, on August 17, 2015 the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The Note and the SPA are part of a larger, $450,000 commitment received that will be released to the Company over a 60 day period subject to certain closing conditions.

Related to the above mentioned SPA, on September 11, 2015 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”). Pursuant to the Transaction Documents, on September 11, 2015, the Company received $150,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The August 12, 2015 and September 11, 2015 notes (the “Notes”) shall mature on August 12, 2016 and September 11, 2016 (the “Maturity Date”), respectively, and shall accrue interest at an annual rate equal to 10%. The principal amount and interest shall be paid on the Maturity Date (or sooner as provided in the Note), in cash or, in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Notes, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 60% of the lowest traded price in the prior thirty (30) trading days.

On July 23, 2015 the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. The proceeds from this note were used to pay certain accrued salaries and debts owned to the Company’s officers ad directors.

The preceding securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Other than as disclosed above, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2015 that were not previously disclosed in a current report on Form 8-K, or Quarterly report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

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

DIRECTVIEW HOLDINGS, INC.

Date: November 19, 2015	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer Principal Executive Officer

Date: November 19, 2015	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer Principal Financial Officer

