Form 10-K
period 2015-12-31
DIRECTVIEW HOLDINGS INC
filed 2016-04-14
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53741

DIRECTVIEW HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	04-3053538
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21218 Saint Andrews Blvd., Suite 323

Boca Raton, FL

(Address of principal executive offices)

(561) 750-9777

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2015, was $1,275,495. As of April 14, 2016, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 617,104,759.

Documents Incorporated By Reference: None.

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

Corporate History

We were incorporated under the laws of the State of Delaware on October 6, 2006. In October 2006 we acquired Ralston Communications and Meeting Technologies from DirectView, Inc., a Nevada corporation of which our executive officers and directors were officers and directors immediately prior to such acquisition, in exchange for the assumption by us of these subsidiaries working capital deficiencies and any and all trade credit and other liabilities. Immediately prior to this transaction, in conjunction with the acquisition by DirectView, Inc. of all of the stock of another entity which resulted in a change of control of DirectView, Inc., our executive officers and directors resigned from their positions with DirectView, Inc. Both Ralston Communications and Meeting Technologies had historically provided the video conferencing services we continue to provide. Thereafter, in February 2007 we formed DirectView Security and in July 2007 we formed DirectView Video. On March 14, 2014, the Board of Directors and the majority shareholders approved and ratified the Company’s reincorporation merger from Delaware to Nevada, amongst other corporate actions disclosed in the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 8, 2014. In March of 2015, the Company completed a 1 for 30 reverse stock split of its common stock.

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

Ralston Communications Services, Inc. - is a full service provider of network services who partners with Sprint and works with other carriers such as Verizon and AT&T. The network allows many clients of other Directview Holdings companies to communicate whether they need it for DirectView videoconferencing connections or monitoring or DVRs.

Meeting Technologies Inc. - is a company that provides services similar to DirectView Video Technologies, Inc.

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

Security and Surveillance

We provide our customers with a range of technologies in surveillance systems, digital video recording and services. The systems provide onsite and remote video and audio surveillance. We offer several service options to protect and maintain each company’s security investment which includes a customized security system. We assess each client’s security needs and challenges through an on-site survey, which is performed by specially trained technicians, consists of a video-taped analysis and in-depth interviews to determine each client’s security needs. We also make recommendations for initiating or improving each client’s systems as well as, providing a plan for growth. We are able to provide a plan for a simple addition or a major migration to a new platform. We provide the highest quality installations, from mobilization to final testing, certification and training. We offer a complete line of non-proprietary products including:

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

When a video conferencing system is functional, we also provide training to all levels of the customer’s organization, including executives, managers, management information systems and data processing administrators, technical staff and end users. The training includes instruction in system operation, as well as the planning and administration of meetings. The training can last anywhere from one hour to two days, depending upon the level of training that the client requests or requires. All training costs are built into each sale where training is required.

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

Our Customers

In 2014, one client, Green Ivy Schools, accounted for revenues of $250,082 which is approximately 50% of our total consolidated revenues in 2014. In 2015, two customers, Hilton Hotel and JRM Construction accounted for revenues of $419,000 which is approximately 52% of our total consolidated revenues in 2015.

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

We have incurred losses since our inception, and have an accumulated deficit of $23,081,557 as of December 31, 2015. Our operations have been financed primarily through the issuance of equity and debt. For the year ended December 31, 2015, net loss and cash used in operations were $4,373,018 and $1,263,626, respectively. We are constantly evaluating our cash needs and our burn rate, in order to make appropriate adjustments in operating expenses. We anticipate that our cash used in operations will continue to increase as a result of becoming a public company as a result of increased professional fees. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern. If we are unable to continue as a going concern and were forced to cease operations, it is likely that our stockholders would lose their entire investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE WERE FORCED TO CEASE OUR BUSINESS AND OPERATIONS, YOU WOULD LOSE YOUR INVESTMENT IN OUR COMPANY.

Our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph raising doubt as to our ability to continue as a going concern as a result of our losses from operations, stockholders’ deficit and negative working capital. Our consolidated financial statements, which appear elsewhere in this Form 10-K, are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

At December 31, 2015 we had approximately $84,700 of accrued but unpaid payroll taxes due the federal government which includes penalties and interest. We do not have the funds necessary to satisfy this obligation. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Ralston, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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

OUR CURRENT CHIEF EXECUTIVE OFFICER AND A MEMBER OF THE BOARD OF DIRECTORS, MR. ROGER RALSTON, HOLDS SERIES A PREFERRED STOCK, CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND HAS SUFFICIENT VOTING POWER TO CONTROL THE VOTE ON SUBSTANTIALLY ALL CORPORATE MATTERS.

Roger Ralston, our chief executive officer and a member of the board of directors, controls a significant percentage of our capital stock. Accordingly, Mr. Ralston will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business. As a result of his ownership and position in the Company, Mr. Ralston is able to influence all matters requiring shareholder action, including significant corporate transactions.

THERE IS, AT PRESENT, ONLY A LIMITED MARKET FOR OUR COMMON STOCK AND WE CANNOT ENSURE INVESTORS THAT AN ACTIVE MARKET FOR OUR COMMON STOCK WILL EVER DEVELOP OR BE SUSTAINED.

Our shares of common stock are thinly traded. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business. In addition, our common stock currently trades on the OTC Pink, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange like the NYSE MKT, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national securities exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards.

OUR BOARD OF DIRECTORS CAN AUTHORIZE THE ISSUANCE OF PREFERRED STOCK, WHICH COULD DIMINISH THE RIGHTS OF HOLDERS OF OUR COMMON STOCK, AND MAKE A CHANGE OF CONTROL OF US MORE DIFFICULT EVEN IF IT MIGHT BENEFIT OUR SHAREHOLDERS.

Our board of directors is authorized to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. We currently have 51 shares of Series A Preferred Stock issued and outstanding. We may issue additional shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our shareholders.

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

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. While we have adopted certain corporate governance measures such as a Code of Ethics, we presently do not have any independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures and independent directors in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2015. We are evaluating our internal control systems in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-K.

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

Item 1B.	Unresolved Staff Comments.

Not applicable to a smaller reporting company.

Item 2.	Description of Property.

We currently use general office space in Boca Raton, Florida from a related party. The facility is provided to us at no cost by our CEO and director, Roger Ralston. We believe that our facility is adequate to meet our current needs.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Stock and Related Stockholder Matters.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted on the over-the-counter market on OTC Markets OTC Pink under the symbol DIRV. However, the Company has had limited trading activity in its common stock and we are unable to provide the range of high and low bids per share of our common stock for the applicable periods.

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

The closing price of our common stock as reported on the OTC Markets OTC Pink on April 11, 2016 was $0.0024 per share. As of April 14, 2016, there were approximately 617,104,759 shares of our common stock issued and outstanding and approximately 192 record owners of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On March 13, 2014, the Board of Directors of the Company approved the adoption of the 2014 Incentive Plan of DirectView Holdings, Inc. (the “Plan”). There are 10,000,000 shares of our common stock reserved for issuance under the Plan. On the same date, the Company filed a Registration Statement on Form S-8 to register with the Securities and Exchange Commission (the “Commission”) 10,000,000 shares of the Company’s common stock, par value $0.0001 per share, which may be issued by the Company upon the exercise of options granted, or other awards made, pursuant to the terms of the Plan. Please see the Plan as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the U.S. Securities and Exchange Commission on March 13, 2014.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities not already reported on the Company’s quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

Item 6.	Selected Financial Data.

Not applicable to a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Outlook

Our net sales are currently not sufficient to fund our operating expenses. We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company. These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to properly market our company in an effort to increase our sales. We are always looking for opportunities with new dealers to expand our IP based surveillance products offerings and plan to evaluate the market for our products throughout 2016 to determine whether we should hire additional employees in our sales force. We seek to leverage our current customer base which includes major international hotel chains, well known real estate development companies, and respected educational facilities, to build our reputation as a trusted security provider and generate customer referrals. Beginning in 2014 we also began targeting our marketing efforts toward the cannabis industry. We see the specific security needs of this industry, representing a significant opportunity for sales growth. Each state has specific requirements for security which includes extensive video surveillance and perimeter security. Additionally, some larger security companies have been hesitant to enter this market up to this point, we believe this will help reduce competitive pressures. While we believe our strategy for growth will result in an increase demand for our products and service and generate revenues, no assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Sales

Overall, our net sales for the year ended December 31, 2015 increased approximately 57% from the comparable period in 2014. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2015 to 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	$	% of Total	$	% of Total	Variance
Sale of product	598,774	74%	316,140	62%	89%
Service	205,620	26%	194,704	38%	6%
Total	804,394	100%	510,844	100%	57%

Sales of product for the year ended December 31, 2015 increased approximately 89% as compared to the year ended December 31, 2014. Service revenue increased by approximately 6% due to customers increasing their service needs in 2015 compared to 2014.

Net sales increased due to customers’ needs and the Company responding effectively to their orders. In an effort to continue to increase our sales in future periods, we believe we need to hire additional sales staff to initiate a telemarketing campaign and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods. Although we recognized increased sales during the year ended December 31, 2015, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased approximately 11% for the year ended December 31, 2015 compared to December 31, 2014. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2015 to 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	$	% of Total	$	% of Total	Variance
Cost of product	354,007	69%	279,766	60%	27%
Cost of service	159,887	31%	182,925	40%	-13%
Total	513,894	100%	462,691	100%	11%

During the year ended December 31, 2015, our cost of product increased approximately 27% as compared to the year ended December 31, 2014. Our cost of services for 2015 decreased 13% as compared to the year ended December 31, 2014.

Total operating expenses for the year ended December 31, 2015 were $2,067,172, an increase of $613,887, or approximately 42%, from total operating expenses for the comparable year ended December 31, 2014 of $1,453,285. This increase is primarily attributable to an increase in rent expense, public company expenses, legal and accounting expenses, marketing and public relations, stock based compensation and a decrease in bad debt expense.

Loss from Operations

We reported a loss from operations of $1,776,672 for the year ended December 31, 2015, as compared to a loss from operations of $1,405,132 for the year ended December 31, 2014, an increase of $371,540 or 26% for the year ended December 31, 2015.

Other Income (Expenses)

Total other income was $171,081 for the year ended December 31, 2014 as compared to total other expense of ($2,596,346) for the year ended December 31, 2015. An increase of other expense of $2,767,427, for the year ended December 31, 2015 which is primarily attributable to an increase in derivative expense, amortization of debt discount and an increase in interest expense.

Net income (loss)

We reported a net loss of $4,373,018 for the year ended December 31, 2015 as compared to a net loss of $1,234,051 for the year ended December 31, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2015, we had a cash balance of $330,015. Our working capital deficit is $6,845,752 at December 31, 2015.

We reported a net increase in cash for the year ended December 31, 2015 of $316,857. While we currently have no material commitments for capital expenditures, at December 31, 2015 we owed approximately $126,692 under various notes payable. During the year ended December 31, 2015, we have raised $2,296,438 of net proceeds from convertible notes payable.

Accrued liabilities were $2,024,457 as of December 31, 2015 consist of the following:

●	Accrued salaries for certain employees amounting to $1,312,594

●	Accrued commissions for certain employees amounting to $60,590

●	Sales tax payable of $37,994

●	Lease abandonment charges of $164,375

●	Accrued interest of $276,791

●	Accrued payroll liabilities and taxes of $84,703

●	Other rent expenses of $9,000

●	Other legal expenses of $66,710

●	Other accrued expenses of $11,700

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $4,373,018 during the year ended December 31, 2015. At December 31, 2015 we had a working capital deficit of $6,845,752. We do not anticipate we will be profitable in 2016. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2015 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2015 amounted to $1,263,626 and was primarily attributable to our net loss of $4,373,018, offset by depreciation of $8,633, $343,860 of common stock issued for compensation and services, and net derivative expenses of $1,479,865, add back of amortization of debt issuance cost and debt discount of $919,034. Net cash flows used in operating activities for the year ended December 31, 2014 amounted to $453,155 and was primarily attributable to our net loss of $1,234,051, offset by depreciation of $3,112, $470,100 of common stock issued for compensation, and net derivative expenses of $329,535, add back of amortization of debt issuance cost and debt discount of $329,565.

Financing activities

Net cash flows provided by financing activities was $1,594,936 for the year ended December 31, 2015. We received proceeds from notes payable of $2,296,438 and proceeds due to related parties of $26,940. We made payments of $50,000 related to notes payable and $678,442 to related parties. Net cash flows provided by financing activities was $455,292 for the year ended December 31, 2014. We received proceeds from notes payable of $521,796, proceeds from short term advances of $0 and net proceeds due to related parties of $29,745.

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

The following table summarizes our contractual obligations as of December 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$12,560	12,560	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$322,950	322,950	—	—	—

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

See our Financial Statements beginning on page F-1 of this annual report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2015, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2015, (iii) a lack of segregation of duties within accounting functions, (iv) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (v) ineffective controls over period end financial close and reporting processes. Therefore, our internal controls over financial reporting were not effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Roger Ralston	47	Chief Executive Officer and Chairman of the Board of Directors

Michele Ralston	46	Chief Financial Officer, Secretary, Treasurer and Director

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

Michele Ralston has served as our Chief Financial Officer, Secretary and Treasurer and a member of our Board of Directors since inception in October 2006. From May 2003 until October 2006 she served as our Chairman of the Board, Secretary and Treasurer of DirectView, Inc., a predecessor company. Ms. Ralston is the spouse of Mr. Ralston.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2015, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

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

It is our desire to expand our Board of Directors during 2016 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intend to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that we do not maintain directors and officers’ liability insurance.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2015.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)		Total ($) (j)
Roger Ralston (1)	2015	276,924	-	-	-	-	-	300,000	(4)	576,924
	2014	276,924	-	-	-	-	-	387,500	(3)	664,424

Michele Ralston (2)	2015	72,000	-	-	-	-	-	-		72,000
	2014	72,000	-	-	-	-	-	-		72,000

(1)	Accrued but unpaid compensation due to Mr. Ralston during fiscal 2015 and 2014 amounted to approximately $277,000.

(2)	Accrued but unpaid compensation due to Mrs. Ralston during fiscal 2015 and 2014 amounted to approximately $72,000.

(3)	Represents compensation of 25,000,000 shares of common stock issued at $0.0155.

(4)	Represents compensation of 100,000,000 shares of common stock issued at $0.003 for retirement of loans payable.

Employment Agreement with Mr. Ralston

On September 1, 2009, we entered into an employment agreement with Mr. Ralston to serve as our CEO and President. The term of this agreement shall be for a sixty-three month period. Mr. Ralston’s present base salary is $150,000 per year, which increases by $50,000 each beginning of the year commencing on January 1, 2010 until the term of this agreement expires. During the Employment Term, Mr. Ralston shall be entitled to (i) four (4) weeks paid vacation per annum, (ii) an automobile allowance of $750 per month (pro rated) which shall increase at five percent (5%) per annum beginning on January 1, 2010 and each year thereafter, and (iii) receive a mobile phone allowance of $500 per month (pro rated) which shall increase five percent (5%) per annum beginning on January 1, 2010 and each year thereafter. Mr. Ralston is entitled to receive discretionary bonus compensation as determined by the board of directors from time to time. In addition, Mr. Ralston shall receive incentive compensation, as defined, computed on a calendar year beginning September 1, 2009. If Mr. Ralston’s employment is terminated without cause, upon death or should he become disabled, Mr. Ralston will be entitled to all of his compensation, benefits and severance until the date of termination. As defined in the agreement, Mr. Ralston is restricted from competing with us for 1 year following such termination.

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. No member of our Board of Directors received compensation for their services for the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At April 14, 2016, we had 617,104,759 shares of our common stock issued and outstanding and 51 shares of Series A Preferred Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2016 by:

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

Name of Beneficial Owner (1)	Shares of Series A Preferred	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Roger Ralston	51	100%	102,910,002	16.67%
Chief Executive Officer, President, Chairman

Michele Ralston	0	0%	8,334	* %
Chief Financial Officer, Secretary, Treasurer and Director

All officers and directors as a group (2 persons)	51	100%	102,918,336	16.67%

All officers, directors and 5% holders as a group (2 persons)	51	100%	102,918,336	16.67%

*represents less than 1%

Description of Securities

General

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value of $0.0001 per share, of which 51 shares are authorized as Series A Preferred Stock and 51 shares of Series A Preferred Stock are issued and outstanding. As of April 14, 2016 there were 617,104,759 shares of our common stock issued and outstanding held by 192 holders of record of our common stock.

Common Stock

Each share of our common stock entitles its holder to one vote in the election of each director and on all other matters voted on generally by our stockholders. No share of our common stock affords any cumulative voting rights. This means that the holders of a majority of the voting power of the shares voting for the election of directors can elect all directors to be elected if they choose to do so.

Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. We currently intend to retain our entire available discretionary cash flow to finance the growth, development and expansion of our business and do not anticipate paying any cash dividends on the common stock in the foreseeable future. Any future dividends will be paid at the discretion of our Board of Directors after taking into account various factors, including:

●	general business conditions;

●	industry practice;

●	our financial condition and performance;

●	our future prospects;

●	our cash needs and capital investment plans;

●	our obligations to holders of any preferred stock we may issue;

●	income tax consequences; and

●	the restrictions Nevada and other applicable laws and our credit arrangements then impose.

If we liquidate or dissolve our business, the holders of our common stock will share ratably in all our assets that are available for distribution to our stockholders after our creditors are paid in full and the holders of all series of our outstanding preferred stock, if any, receive their liquidation preferences in full.

Our common stock has no preemptive rights and is not convertible or redeemable or entitled to the benefits of any sinking or repurchase fund.

Preferred Stock

Our Board has the authority, within the limitations and restrictions in our certificate of incorporation, to issue 5,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the stockholders. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in our control without further action by the stockholders. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including voting rights, of the holders of our common stock. In some circumstances, this issuance could have the effect of decreasing the market price of our common stock.

Undesignated preferred stock may enable our Board to render more difficult or to discourage an attempt to obtain control of our company by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock may adversely affect the rights of our common stockholders. For example, any shares of preferred stock issued may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. As a result, the issuance of shares of preferred stock, or the issuance of rights to purchase shares of preferred stock, may discourage an unsolicited acquisition proposal or bids for our common stock or may otherwise adversely affect the market price of our common stock or any existing preferred stock.

On January 6, 2016, the Company filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, which, among other things, established the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”).

Among other provisions, each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

Fifty-one (51) shares of Series A Preferred Stock were authorized and fifty-one (51) shares of Series A Preferred Stock were issued to Roger Ralston, the Company’s Chief Executive Officer and a director of the Company.

The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings. All shares of the Series A Preferred Stock shall rank (i) senior to the Company’s common stock and any other class or series of capital stock of the Company hereafter created, (ii) pari passu with any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series A Preferred Stock and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

The foregoing descriptions of the Amendment and the Series A Preferred Stock designations does not purport to be complete and is subject to, and qualified in its entirety by, the Amendment, a copy of which is attached as Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 19, 2016, and incorporated herein by reference.

Anti-Takeover Provisions

Our Articles of Incorporation and Bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us. Our Board of Directors may, without action of our stockholders, issue authorized but unissued common stock and preferred stock. The Series A Preferred Stock and the issuance of additional shares to certain persons allied with our management could have the effect of making it more difficult to remove our current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. The existence of unissued preferred stock may enable the Board of Directors, without further action by the stockholders, to issue such stock to persons friendly to current management or to issue such stock with terms that could render more difficult or discourage an attempt to obtain control of us, thereby protecting the continuity of our management. Our shares of preferred stock could therefore be issued quickly with terms that could delay, defer, or prevent a change in control of us, or make removal of management more difficult.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

The Articles of Incorporation provide for indemnification of directors and officers against certain liabilities. Officers and directors of the Company are indemnified generally for any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, has no reasonable cause to believe his conduct was unlawful.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by our directors, officers or controlling persons in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issues.

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

Accrued interest on the notes payable to the Chief Executive Officer of the Company amounted to $22,000 and $22,000 as of December 31, 2014 and December 31, 2013, respectively and is included in accrued expenses in the Company’s balance sheet.

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

Below is a summary of the accrued salaries due to our executive officers:

Name	December 31, 2015
Roger Ralston	$998,150
Michele Ralston	261,000
Total	$1,259,150

Director Independence

The common stock of the Company is currently quoted on the OTC Pink which currently do not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq.

For purposes of determining independence, the Company has adopted the definition of independence as contained in Nasdaq Market Place Rules 4200.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2015	2014
Audit Fees(1)	$20,000	$20,000
Audit Related Fees(2)	$15,000	$15,000
Tax Fees(3)	-	-
All Other Fees(4)	-	-

(1)	Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)	Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.2	Delaware Amended Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.3	Delaware Bylaws (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.4	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.5	Delaware Certificate of Conversion (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.6	Nevada Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.7	Nevada Bylaws (incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.8	Nevada Certificate of Amendment (incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.9	Nevada Certificate of Amendment (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 19, 2016)

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

4.2	Promissory Note (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

4.3	Promissory Note (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

4.4	Promissory Note (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

10.1	Subsidiary Stock Purchase Agreement dated August 31, 2006 between DirectView, Inc. and DirectView Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

10.2	Lease for Principal Executive Offices (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

10.3	Employment Agreement with Roger Ralston (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 22, 2009)

10.4	DirectView Holdings, Inc. 2014 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 13, 2014)

10.5	Form of Securities Purchase Agreement*

10.6	Form of Convertible Promissory Note*

10.7	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

10.8	Senior Secured Convertible Promissory Note(incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

10.9	Guaranty and Pledge Agreement(incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

10.10	Security Agreement(incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

10.11	Subsidiary Agreement(incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

14	Code of Ethics (incorporated herein by reference to Exhibit 14 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

April 14, 2016	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director	April 14, 2016
Roger Ralston	(Principal Executive Officer)

/s/ Michele Ralston	Chief Financial Officer and Director	April 14, 2016
Michele Ralston	(Principal Financial Officer) (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

DirectView Holdings, Inc.

We have audited the accompanying consolidated balance sheets of DirectView Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DirectView Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of approximately $4,373,000 and cash used in operations of approximately $1,264,000 for the year ended December 31, 2015, and an accumulated deficit of approximately $23,082,000 and a working capital deficiency of approximately $6,846,000 at December 31, 2105. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Coconut Creek, Florida

April 13, 2016

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$330,015	$13,158
Accounts Receivable - net	187,677	60,014
Other Current Assets	47,489	1,659

Total Current Assets	565,181	74,831

PROPERTY AND EQUIPMENT - Net	15,156	9,336
OTHER ASSETS	7,582	796

Total Assets	$587,919	$84,963

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$1,224,309	$559,029
Short Term Advances	146,015	146,015
Notes Payable	126,692	176,692
Accounts Payable	158,658	131,020
Accrued Expenses	2,024,457	1,565,139
Due to Related Parties	12,560	664,068
Derivative Liability	3,718,242	1,462,984
Total Current Liabilities	7,410,933	4,704,947

Total Liabilities	7,410,933	4,704,947

STOCKHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; None Issued and Outstanding)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 456,245,339 and 14,440,933 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively)	45,625	1,444
Additional Paid-in Capital	16,180,586	14,054,779
Accumulated Deficit	(23,081,557)	(18,645,772)

Total DirectView Holdings, Inc. Stockholders' Deficit	(6,855,346)	(4,589,549)

Non-Controlling Interest in Subsidiary	32,332	(30,435)

Total Stockholders' Deficit	(6,823,014)	(4,619,984)

Total Liabilities and Stockholders' Deficit	$587,919	$84,963

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

NET SALES:
Sales of Product	$598,774	$316,140
Services	205,620	194,704
Total Net Sales	804,394	510,844

COST OF SALES:
Cost of Product	354,007	279,766
Cost of Services	159,887	182,925
Total Cost of Sales	513,894	462,691

GROSS PROFIT (LOSS)	290,500	48,153

OPERATING EXPENSES:
Marketing and Public Relations	443,015	100,975
Rent	97,203	-
Depreciation	8,632	3,112
Bad Debt Expense	627	20,500
Research and Development	21,019	-
Compensation and Related Taxes	790,336	845,799
Other Selling, General and Administrative	706,340	482,899

Total Operating Expenses	2,067,172	1,453,285

LOSS FROM OPERATIONS	(1,776,672)	(1,405,132)

OTHER INCOME (EXPENSES):
Other Income	23,696	170,057
Gain on Extinguishment of Derivative Liabilities	-	10,995,882
Change in Fair Value of Derivative Liabilities	40,404	(10,236,272)
Derivative Expense	(1,479,865)	(329,535)
Amortization of Debt Discount	(919,034)	(329,565)
Interest Expense	(261,547)	(99,486)

Total Other Income (Expense)	(2,596,346)	171,081

NET INCOME (LOSS)	(4,373,018)	(1,234,051)

Less: Net (Income) Loss Attributable to Non-Controlling Interest	(62,767)	10,087

Net Income (Loss) Attributable to DirectView Holdings, Inc.	$(4,435,785)	$(1,223,964)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.02)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	257,604,137	11,341,460

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,373,018)	$(1,234,051)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	8,633	3,112
Common stock issued for compensation and services	343,860	470,100
Change in fair value of derivative liabilities	(40,404)	10,236,272
Gain on extinguishment of derivative liabilities	-	(10,995,882)
Derivative liability expense	1,479,865	329,535
Amortization of debt discount	919,034	329,565
Amortization of deferred financing costs	32,729	19,583
Bad debt expenses	627	20,500
Amortization of original issue discount	51,629	-
Non cash interest charges	-	23,246
(Increase) Decrease in:
Accounts receivable	(128,290)	(40,448)
Other current assets	(52,616)	(1,276)
Other assets	-	2,358
Increase (Decrease) in:
Accounts payable	3,943	27,519
Accrued expenses	490,382	356,712

Net Cash (Used in) Operating Activities	(1,263,626)	(453,155)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of leasehold improvements	(14,453)	(12,448)

Net Cash (Used in) Investing Activities	(14,453)	(12,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes payable	2,296,438	521,796
Payments of convertible notes payable	(50,000)	(36,759)
Proceeds from related parties	26,940	-
Payments to related parties	(678,442)	(29,745)

Net Cash Provided by Financing Activities	1,594,936	455,292

Net Increase in Cash	316,857	(10,311)

Cash - Beginning of Period	13,158	23,469

Cash - End of Period	$330,015	$13,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$12,953
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with conversion of convertible promissory notes and accrued interest	$619,287	$111,710
Beneficial conversion and derivative liabilities on convertible notes payable	$-	$25,000
Issuance of Common Stock in satisfaction of amount due to related party	$10,000	$-
Initial recognition of derivative liability as debt discount	$1,101,046	$719,063

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional			Total
	$0.0001 Par Value		Paid-in	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2013	7,615,971	762	13,473,651	(17,421,808)	(20,347)	(3,967,742)

Issuance of Common Stock in connection with the conversion of promissory notes and accrued interest	5,516,626	551	111,159			111,710

Issuance of Common Stock for Compensation and Services	1,308,333	131	469,969			470,100

Net loss for the year				(1,223,964)	(10,087)	(1,234,051)

Balance at December 31, 2014	14,440,930	1,444	14,054,779	(18,645,772)	(30,435)	(4,619,984)

Issuance of Common Stock in connection with the conversion of promissory notes and accrued interest	338,687,742	33,869	585,418			619,287

Issuance of Common Stock for Compensation and Services	99,783,334	9,979	333,881			343,860

Issuance of Common Stock in satisfaction of amount due to related party	3,333,333	333	9,667			10,000

Adjustment to APIC to reflect change in fair value of derivative liabilities upon conversion of promissory notes			1,196,841			1,196,841

Net loss for the year				(4,435,785)	62,767	(4,373,018)

Balance at December 31, 2015	456,245,339	45,625	16,180,586	(23,081,557)	32,332	(6,823,014)

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of December 31, 2015. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

All share and per share amounts have been presented to give retroactive effect to a 1 for 30 reverse stock split that occurred in March 2015.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, deferred tax asset valuation allowance, valuation of stock-based compensation, the useful life of property and equipment, valuation of beneficial conversion features on convertible debt and the assumptions used to calculate derivative liabilities.

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2015, the Company reflected a non-controlling interest of $32,333 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the year ended December 31, 2015 the Company was over the insured limit by $58,390. For the year ended December 31, 2014, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2015 and December 31, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2015 and December 31, 2014, management determined that an allowance is necessary which amounted to $38,000 at both dates. During the year ended December 31, 2015 and the year ended December 31, 2014, the Company recognized $627 and $20,500 respectively of expenses related to uncollectible accounts receivable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising, marketing and public relations are expensed as incurred. Advertising, marketing and public relations expenses for the years ended December 31, 2015 and 2014 were $443,015 and $100,975, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the years ended December 31, 2015 and 2014, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company orders inventory only as needed for installations and there was an insignificant amount of inventory on hand at December 31, 2015 and December 31, 2014.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2015 and 2014.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $334,100 and $470,100 during the years ended December 31, 2015 and 2014, respectively.

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

Sales are recorded net of discounts and discounts are determined to be immaterial.

The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage.

Revenue for video equipment sales and security surveillance equipment sales is recognized upon delivery and installation. Due to the nature of the Company’s business it is not practicable to return products therefore the Company has determined that it is not necessary to provide a provision for sales returns and allowances. The Company’s manufacturers provide the highest quality products available. If there is a defect in a product related to materials or workmanship the Company extends the manufacturer’s warranty to its customers. To date this process has never occurred. Therefore no warranty liability is recorded.

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

During the year ended December 31, 2015, two customers accounted for 52% of revenues. The following is a list of percentage of revenue generated by the two customers:

Customer 1	16%
Customer 2	36%
Total	52%

During the year ended December 31, 2014, one customer accounted for 50% of revenues.

As of December 31, 2015, three customers accounted for 65% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	14%
Customer 2	16%
Customer 3	35%
Total	65%

As of December 31, 2014, three customers accounted for 73% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	16%
Customer 2	26%
Customer 3	31%
Total	73%

Research and Development

Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service (hereinafter “product”) or a new process or technique (hereinafter “process”) or in bringing about a significant improvement to an existing product or process. b. Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. Per Statement of Financial Account Standards Number 2, the Company expenses research and development cost as incurred.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At December 31, 2015 the Company had 1,240,096,048 share equivalents issuable pursuant to embedded conversion features. At December 31, 2014, the Company had 69,694,188 share equivalents issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2015, the Company had an accumulated deficit of approximately $23 million, a stockholders’ deficit of approximately $7 million and a working capital deficiency of $6,845,752. For the year ended December 31, 2015 the net loss totaled $4,373,018. The net cash used in operating activities for the year ended December 31, 2015 totaled $1,263,626. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2015	December 31, 2014
Leasehold Improvements	2 years	$26,901	$12,448
Less: Accumulated amortization		(11,745)	(3,112)
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$15,156	$9,336

For the year ended December 31, 2015 and 2014, depreciation and amortization expense amounted to $8,633 and $3,112 respectively.

In June 2014 the Company negotiated to lease office space and made leasehold improvements totaling $12,448. In August 2015 the Company made leasehold improvements totaling $14,453. The Company will amortize the balance on a straight-line basis for the term of 2 years commencing in July 2014 and August 2015.

In 2014 the Company took occupancy of approximately 3,000 square feet of office space in New York city. The Company negotiated lease terms and has recorded rent expense of $5,500 per month for the period of September 1, 2014 through October 31, 2015. In November 2015 the monthly rent expense increased to $6,460 per month.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011. The note is in default as of June 30, 2015 and as of December 31, 2014. In October 2013 $10,100 was assigned to a different note holder. The new note is included in Notes Payable. The remaining balance of this note is $9,900 as of December 31, 2015 and as of December 31, 2014.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of December 31, 2015 and December 31, 2014 the notes amounted to $116,792 and $116,792 respectively.

In November 2014, the Company issued a Demand Promissory Note of $50,000 due December 22, 2014. The interest rate is 10% with a minimum guaranteed interest amount of $5,000. The Note Holder granted the Company an extension of due date making the note due January 22, 2015. The note was satisfied in March 2015. As of December 31, 2015 and December 31, 2014 the notes amounted to $0 and $50,000 respectively.

As of December 31, 2015 and December 31, 2014, notes payable amounted to $126,692 and $176,692, respectively.

Accrued interest on the notes payable amounted to approximately $64,200 and $43,900 as of December 31, 2015 and December 31, 2014, respectively and is included in accrued expenses.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of December 31, 2015 and December 31, 2014.

NOTE 6 – ACCRUED EXPENSES

As of December 31, 2015 and December 31, 2014 the Company had accrued expenses of $2,024,456 and $1,565,139 respectively. The following table displays the accrued expenses by category.

	December 31, 2015	December 31, 2014
Operating Expenses	$87,410	$8,700
Lease Abandonment	164,375	164,375
Employee Commissions	60,590	60,590
Interest	276,791	213,473
Salaries	1,312,594	981,908
Sales Tax Payable	37,994	25,674
Payroll Liabilities	84,703	110,419
	$2,024,457	$1,565,139

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

	December 31, 2015	December 31, 2014
Secured convertible promissory notes	$2,507,356	$720,269

debt discount liability	(1,221,506)	(124,527)

debt discount original issue discount	(57,352)	(16,296)

debt discount deferred financing	(4,189)	(20,417)
Secured convertible promissory notes– net	$1,224,309	$559,029

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012. The Company negotiated with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013. In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001 per share. In October 2014 the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of December 31, 2015 and $43,246 as of December 31, 2014.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This note included down round “Ratchet” provisions that resulted in derivative accounting treatment for this note (See note 8). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $17,000 which has been fully amortized as of December 31, 2013. In July 2013 the note holder converted $764 into 254,667 common shares. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.003 per share. In May 2015 the note holder converted the remaining balance of $15,246 into common shares at the contractual rate of $.003 per share. The balance of the unsecured note payable amounted to $0 as of December 31, 2015 and $15,246 as of December 31, 2014.

August 30, 2013 the Company issued an $8,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.0001. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In April 2014 the note holder converted $1,500 into common shares at the contractual rate of $.0001 per share. In June 2015 the note holder converted the remaining balance of $6,500 into common shares at the contractual rate of $.00096 per share. The balance of the convertible debenture is $0 as of December 31, 2015 and as of December 31, 2014.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.00075. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7). The balance of the convertible debenture is $10,000 as of December 31, 2015 and as of December 31, 2014. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 8).

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.0008. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 8). The balance of this convertible debenture is $25,000 as of December 31, 2015 and as of December 31, 2014.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 8). The balance of this convertible debenture is $25,000 as of December 31, 2015 and as of December 31, 2014.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. The balance of these three notes was $150,000 as of December 31, 2015 and as of December 31, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 27, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 8). The Company also recorded OID of $1,600. The OID and debt discount are being amortized over the term of the note. The balance of this convertible debenture as of December 31, 2015 and as of December 31, 2014 is $21,600. The balance net of debt discount and deferred financing is $21,600 and $4,934 as of December 31, 2015 and December 31, 2014, respectively.

On December 19, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 8). The Company also recorded OID of $2,000. The OID and debt discount are being amortized over the term of the note. The balance of this convertible debenture as of December 31, 2015 and as of December 31, 2014 is $27,174. The balance net of debt discount and deferred financing is $27,174 and $20,926 as of December 31, 2015 and December 31, 2014, respectively.

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

In October 2014 a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party. In January 2015 the note holder converted $1,000 into 333,333 common shares at the contractual rate of $.003. In March 2015 the note holder converted $1,300 into 1,300,000 common shares at the contractual rate of $.001. In April and May 2015 the note holder converted $17,200 into 13,900,000 common shares at the contractual rate ranging from $.0008 to $.00156 per share. The balance of the unsecured note payable amounted to $4,989 and $24,489 as of December 31, 2015 and December 31, 2014, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

In February 2015 a note holder assigned $50,000 of principal balance of a convertible debenture to a third party. In March 2015 the note holder converted $4,125 of principal balance, $3,375 of accrued interest and $1,220 of fees into 4,844,633 common shares at the contractual rate of $.0072. In the period of April through May 2015 the note holder converted $38,250 of principal balance, $909 of accrued interest and $7,320 of fees into 37,148,448 common shares at the contractual rate ranging from $.00096 to $.075 per share. In August 2015 the note holder converted $7,625 of principle balance, $50 of accrued interest and $156 of fees into 2,900,325 common shares at the contractual rate of $.0027per share. The balance of the unsecured note payable amounted to $0 as of September 30, 2015.

On February 11, 2015 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 8), and derivative expense of $69,940. The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note. In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015. In August 2015 the note holder converted $10,000 of principle balance into 7,246,377 common shares at the contractual rate of $.00138 per share. In September 2015 the note holder converted $24,000 of principle balance into 17,391,304 common shares at the contractual rate of $.00138 per share. In October 2015 the note holder converted an additional $10,000 of principle balance into 7,936,508 common shares at the contractual rate of $.00126 per share. The balance of the unsecured note payable amounted to $14,696 as of December 31, 2015.

On April 8, 2015 the Company issued a 5% original issue discount (OID) senior secured convertible promissory note with a principal balance of $52,500 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $86,506, a debt discount of $50,000 (see Note 8), and derivative expense of $36,506. The Company also recorded OID of $2,500 and deferred financing of $5,000. The OID, deferred financing and debt discount are being amortized over the term of the note. In October 2015 the note holder converted $26,250 of principle balance into 23,494,259 common shares at contractual rates ranging from $.00116 to $.0023 per share. In November the note holder converted $10,000 of principle balance into 8,658,009 common shares at the contractual rate of $.00116 per share. In December 2015 the note holder converted the remaining principle balance of $16,250 into 14,628,623 common shares at contractual rates ranging from $.00127 to $.00132 per share. The balance of the senior secured convertible promissory note amounted to $0 as of December 31, 2015.

On May 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,789 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 8), and derivative expense of $37,775. The Company also recorded OID of $5,789 and deferred financing of $10,000. The OID, deferred financing and debt discount are being amortized over the term of the note. In December 2015 the note holder converted $23,000 of principle balance into 14,285,174 common shares at the contractual rate of $.00161 per share. The balance of the convertible promissory note amounted to $92,789 as of December 31, 2015. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of December 31, 2015 amounted to $45,619.

On May 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $32,895.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On May 27, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $31,433.

On June 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $29,386.

On June 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500 and deferred financing of $1,500. The OID, deferred financing and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2015. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of December 31, 2015 amounted to $113,707.

On July 1, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $82,895.

On July 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $76,645.

On July 23, 2015 the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 8), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. The balance of the convertible promissory note amounted to $429,439 as of December 31, 2015. The balance of the convertible promissory note net of debt discount as of December 31, 2015 amounted to $278,767.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On August 12, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $237,303, a debt discount of $142,500 (see Note 8), and derivative expense of $95,197. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. This note was assigned to a third party in October 2015 leaving the balance of the convertible promissory note at $0 as of December 31, 2015.

On September 11, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $286,284, a debt discount of $142,500 (see Note 8), and derivative expense of $144,179. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2015. This note was assigned to a third party in October 2015 leaving the balance of the convertible promissory note at $0 as of December 31, 2015.

On October 7, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $245,920, a debt discount of $142,500 (see Note 8), and derivative expense of $103,814. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. This note was assigned to a third party in October 2015 leaving the balance of the convertible promissory note at $0 as of December 31, 2015.

On October 9, 2015 the three convertible promissory notes mentioned above were assigned to a third party note holder with the same terms and balances. The balance of the convertible promissory note amounted to $473,684 as of December 31, 2015. The balance of the convertible promissory note net of debt discount as of December 31, 2015 amounted to $159,101.

On October 19, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,500 as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $38,750.

On November 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,500 as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $26,250.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On December 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 8), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $263,158 as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $23,575.

During the twelve months ended December 31, 2015 and 2014, amortization of debt discount amounted to $919,034 and $329,565, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2013 to December 31, 2015:

Conversion feature
derivative liability
Balance at December 31, 2013	$1,503,531
Gain on extinguishment of derivative liability due to conversions and repayments	(10,995,882)
Recognition of initial derivative liability	719,063
Change in fair value included in earnings	10,236,272
Balance at December 31, 2014	1,462,984
Recognition of initial derivative liability	3,492,594
Reclass of derivative liability to additional paid in capital due to conversions	(1,196,842)
Change in fair value included in earnings	(40,494)
Balance at December 31, 2015	$3,718,242

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DERIVATIVE LIABILITY (continued)

Total derivative liability at December 31, 2015 and December 31, 2014 amounted to $3,718,242 and $1,462,984, respectively. The change in fair value included in earnings as income of $40,494 is due in part to the quoted market price of the Company’s common stock decreasing from $.027 at December 31, 2014 to $.0036 at December 31, 2015 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

December 31, 2015

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT (continued)

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

In March 2015 the Company approved a 1-30 Reverse Stock Split (see Note 1).

In January 2015 the Company made four issuances of common shares related to the same convertible note payable. The Company issued 600,000; 633,333; 633,333 and 666,667 shares of common stock at the contractual rate of $.0108 for the reduction of $6,480; at the contractual rate of $.0108 for the reduction of 6,840; at $.0108 for the reduction of $6,840 and at $.009 for an additional reduction of $6,000 in principal of notes payable.

In January 2015 the Company issued 333,333 shares of common stock at the contractual rate of $.003 for the reduction of $1,000 in principal of convertible notes payable.

In January 2015 the Company issued 699,667 shares of common stock at the contractual rate of $.0108 for the reduction of $7,556 in principal of convertible notes payable.

In February 2015 the Company issued 700,000; 766,667 and 833,333 shares of common stock at the contractual rate of $.009 for the reduction of $6,300; at the contractual rate of $.009 for the reduction of $6,900; and at the contractual rate of $.0072 for the reduction of $6,000 in principal of convertible notes payable.

In February 2015 the Company made four issuances of common shares at contractual rates related to the same convertible note payable. The Company issued 741,226; 946,793; 1,033,333 and 1,097,767 shares of common stock at $.009 for the reduction of $6,671; at $.009 for the reduction of 8,521; at $.0072 for the reduction of $7,440 and at $.0054 for an additional reduction of $5,928 in principal of notes payable.

In February 2015 the Company issued 116,667 shares of common stock at fair market value of $.018 for $2,100 of services rendered.

In March 2015 the Company made two issuances of common shares at contractual rates related to the same convertible note payable. The Company issued 41,500 and 43,333 shares of common stock at $.027 for the reduction of $1,121 and at $.027 for the reduction of $1,170 in principal of notes payable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT (continued)

In March 2015 the Company made issuances of common shares at contractual rates related to the same convertible note payable. The Company issued 4,844,633 shares of common stock at $.0072 for the reduction of $8,720 of principal, interest and associated fees.

In March 2015 the Company made two issuances of common shares at contractual rates related to the same convertible note payable. The Company issued 45,833 and 54,780 shares of common stock at $.027 for the reduction of $1,238 and at $.027 for the reduction of $1,479 in principal of notes payable.

In March 2015 the Company issued 1,300,000 shares of common stock at the contractual rate of $.001 for the reduction of $1,300 in principal of convertible notes payable.

In the period of April 1, 2015 through June 30, 2015 the Company issued 174,227,554 shares of common stock at contractual rates ranging from $.00096 to $.075 for the reduction of $265,281 in principal convertible notes payable, $8,540 in fees and $959 in the reduction of accrued interest (See Note 7).

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

In the period of October 1, 2015 through December 31, 2015 the Company issued 69,003,110 shares of common stock at contractual rates ranging from $.00116 to $.0023 for the reduction of $85,500 in principal of convertible notes payable and $5,250 in the reduction of accrued interest (See Note 7).

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties. Additionally, as of December 31, 2015 $48,478 of accrued interest due to related parties has been included in accrued expenses.

During 2007 and 2006, the Company’s Chief Financial Officer (CFO) loaned $39,436 and $14,400, respectively to the Company for working capital purposes. This debt carries 3% interest per annum and matured in July 2010. In March 2012, the Company and the CFO of the Company agreed to change the term of this promissory note into a demand note. In May and June 2015 the Company repaid $16,881 in the principal of this note. During the period of July 1, 2015 through September 30, 2015 the Company repaid the remaining balance of $35,465. The amount due to such related party at September 30, 2015 and December 31, 2014 amounted to $0 and $52,347, respectively. In October 2015 the Company paid its CFO $4,189 in accrued interest. As of December 31, 2014, this note was reflected as due to related party. Accrued interest related to these notes amounted to $0 and $4,716 as of December 31, 2015 and December 31, 2014, respectively and is included in accrued expenses in the Company’s balance sheet.

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

The Company paid the Chief Executive Officer $29,728 in accrued interest during the period of October through December 2015 leaving the balance of accrued interest payable to the Chief Executive Officer at $0 and $21,999 as of December 31, 2015 and December 31, 2014, respectively and is included in accrued expenses in the Company’s balance sheet.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company repaid $10,907 to the Chief Executive Officer and borrowed $2,484 in the second quarter of 2015. The Company repaid $140,330 to the Chief Executive Officer and borrowed $3,412 in the third quarter of 2015. In October 2015 the Company repaid $2,584 to the Chief Executive Officer. At December 31, 2015 and December 31, 2014 the Company had a payable to the Chief Executive Officer of the Company amounting to $12,560 and $163,320, respectively. These advances are short-term in nature and non-interest bearing.

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

NOTE 11 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the year ended December 31, 2015 totaled $18,047. The barter revenue for the year ended December 31, 2014 totaled $5,893.

NOTE 12 – ACCRUED PAYROLL TAXES

As of December 31, 2015 and December 31, 2014 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $84,000 and $110,000, respectively. The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements. In the years of 2011 through 2015 the Company has filed and paid its payroll liabilities timely.

NOTE 13 – SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the year ended December 31, 2015 and the year ended December 31, 2014 all material assets and revenues of the Company were in the United States.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company estimates its net operating loss carry forward for tax purposes to be approximately $6 million at December 31, 2015, expiring through the year 2035. As noted below, the Company is delinquent in its income tax filings and has not reported its losses to the taxing authorities since 2010. Therefore, utilization of tax losses may be limited due to non-filing of returns for 2011, 2012, 2013 and 2014. Also, Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The Company last filed an income tax return for the year ended December 31, 2010. Tax years ending December 31, 2014, 2013, 2012 and 2011 will be subject to IRS examination for a period of three years after the file dates, and the Company’s tax net operating loss carryforwards have not yet been established with the taxing authorities due to non-filing.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2015 and 2014:

	2015	2014
Tax benefit computed at “expected” statutory rate	$(1,531,000)	$(432,000)
State income taxes, net of benefit	(153,000)	(43,000)
Stock based compensation and other permanent differences	1,037,000	101,000
Increase in valuation allowance	647,000	374,000
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$2,302,000	$1,655,000
Accrued lease abandonment costs	63,000	63,000
Allowance for doubtful accounts	15,000	61,000
Accrued salaries	608,000	562,000
Total Deferred tax assets	2,988,000	2,341,000
Less: Valuation allowance	(2,988,000)	(2,341,000)
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2015 and 2014, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $647,000 and $374,000 during 2015 and 2014, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the December 31, 2015 the Company issued 146,667,412 shares of common stock in satisfaction of $224,659 of convertible promissory notes and $15,753 of accrued interest. These notes were converted at contractual rates ranging from $.00138 to $.00203.

Subsequent to the December 31, 2015 the Company entered into a Settlement Agreement and paid a note holder $91,338 in three equal installments of $30,445 from January 6, 2016 through March 4, 2016 in satisfaction of outstanding notes payable and accrued interest of $91,338.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS (continued)

On January 19, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest traded price in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000, and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note.

On February 5, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest traded price in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500, and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note.

On March 7, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest traded price in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940, and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount are being amortized over the term of the note.

On April 1, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $105,263 (the “Principal Amount”). Pursuant to the Transaction Documents, on or about April 1, 2016, the Company received $100,000 (before expenses and fees) in funding from the Investor. The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Note shall mature on March 31, 2017 (the “Maturity Date”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount shall be paid on the Maturity Date (or sooner as provided in the Note) in cash. The interest shall be paid on the Maturity Date (or sooner as provided in the Note) in cash or in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Note, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 70% of the lowest traded price in the prior thirty (30) trading days.

On January 6, 2016, the Company filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, which, among other things, established the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”).

Among other provisions, each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

Fifty-one (51) shares of Series A Preferred Stock were authorized and fifty-one (51) shares of Series A Preferred Stock were issued to Roger Ralston, the Company’s Chief Executive Officer and a director of the Company.

The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings. All shares of the Series A Preferred Stock shall rank (i) senior to the Company’s common stock and any other class or series of capital stock of the Company hereafter created, (ii) pari passu with any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series A Preferred Stock and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

