Form 10-Q
period 2016-03-31
DIRECTVIEW HOLDINGS INC
filed 2016-05-16
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2016

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

As of May 16, 2016, there were 661,000,447 shares outstanding of the registrant’s common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$102,140	$330,015
Accounts Receivable - net	213,938	187,677
Inventory	17,500	-
Other Current Assets	50,446	47,489

Total Current Assets	384,024	565,181

PROPERTY AND EQUIPMENT - Net	11,794	15,156
OTHER ASSETS	15,248	7,582

Total Assets	$411,066	$587,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts	$1,529,546	$1,224,309
Short Term Advances	146,015	146,015
Notes Payable	116,792	126,692
Accounts Payable	144,698	158,658
Accrued Expenses	2,048,598	2,024,457
Due to Related Parties	11,957	12,560
Derivative Liability	2,399,685	3,718,242
Total Current Liabilities	6,397,291	7,410,933

Total Liabilities	6,397,291	7,410,933

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
Series A (51 shares designated 51 shares issued and outstanding as of March 31, 2016 and 0 shares issued and outstanding as of December 31, 2015)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 617,579,418 and 456,245,339 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	61,758	45,625
Additional Paid-in Capital	16,426,865	16,180,586
Accumulated Deficit	(22,506,598)	(23,081,557)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(6,017,975)	(6,855,346)

Non-Controlling Interest in Subsidiary	31,750	32,332

Total Stockholders’ Deficit	(5,986,225)	(6,823,014)

Total Liabilities and Stockholders’ Deficit	$411,066	$587,919

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

NET SALES:
Sales of Product	$162,267	$116,349
Services	16,397	76,165
Total Net Sales	178,664	192,514

COST OF SALES:
Cost of Product	80,505	23,465
Cost of Services	34,897	36,494
Total Cost of Sales	115,402	59,959

GROSS PROFIT (LOSS)	63,262	132,555

OPERATING EXPENSES:
Marketing and Public Relations	96,594	18,310
Rent	21,180	40,300
Depreciation	3,362	1,556
Research and Development	5,554	-
Compensation and Related Taxes	114,201	106,449
Other Selling, General and Administrative	254,138	93,491

Total Operating Expenses	495,029	260,106

LOSS FROM OPERATIONS	(431,767)	(127,551)

OTHER INCOME (EXPENSES):
Loss on conversion of related party loan	-	(290,000)
Change in Fair Value of Derivative Liabilities	1,812,825	545,047
Derivative Expense	(150,630)	(69,940)
Amortization of Debt Discount	(555,749)	(71,448)
Interest Expense	(100,302)	(61,252)

Total Other Income (Expense)	1,006,144	52,407

NET INCOME (LOSS)	574,377	(75,144)

Less: Net (Income) Loss Attributable to Non-Controlling Interest	582	(47,346)

Net Income (Loss) Attributable to DirectView Holdings, Inc.	$574,959	$(122,490)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$-	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	521,414,340	15,034,191

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$574,377	$(75,144)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	3,362	1,556
Common stock issued for compensation and services	-	3,320
Change in fair value of derivative liabilities	(1,812,825)	(545,047)
Loss o conversion of related party loan	-	290,000
Derivative liability expense	150,630	69,939
Amortization of debt discount	555,749	71,448
Amortization of deferred financing costs	4,125	10,223
Bad debt expenses	-	-
Amortization of original issue discount	26,005	-
Non cash interest charges	-	10,040
(Increase) Decrease in:
Accounts receivable	(26,261)	(16,842)
Other current assets	(28,123)	893
Other assets	-	696
Increase (Decrease) in:
Accounts payable	(13,960)	20,807
Accrued expenses	41,894	176,083

Net Cash (Used in) Operating Activities	(525,027)	17,972

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes payable	307,655	50,000
Payments of convertible notes payable	(9,900)	(50,000)
Proceeds from related parties	-	7,165
Payments to related parties	(603)	-

Net Cash Provided by Financing Activities	297,152	7,165

Net Increase in Cash	(227,875)	25,137

Cash - Beginning of Period	330,015	13,158

Cash - End of Period	$102,140	$38,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$17,754	$12,953
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity	$-	$120,772
Issuance of common stock in connection with conversion of convertible promissory notes and accrued interest	$262,413	$92,907
Initial recognition of derivative liability as debt discount	$494,269	$50,348

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of March 31, 2016. In the preparation of unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on April 14, 2016.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2016, and the results of operations and cash flows for the three months ending March 31, 2016 have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, and revenues and expenses for the three months then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, deferred tax asset valuation allowance, valuation of stock-based compensation, the useful life of property and equipment, valuation of beneficial conversion features on convertible debt and the assumptions used to calculate derivative liabilities.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2016, the Company reflected a non-controlling interest of $31,750 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the three months ended March 31, 2016 the Company has not reached bank balances exceeding the FDIC insurance limit. The Company was over the insured limit by $58,390 for the year ended December 31, 2015. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2016 and December 31, 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2016 and December 31, 2015, management determined that an allowance is necessary which amounted to $38,000 at both dates. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company recognized $0 and $627 respectively of expenses related to uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended March 31, 2016 and 2015 was $96,594 and $18,310, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the three months ended March 31, 2016 and 2015, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations and there was an insignificant amount of inventory on hand at December 31, 2015. Due to the anticipation of customers needs the Company preordered inventory items and had $17,500 in inventory as of March 31, 2016.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 6and 2015.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $0 and $2,100 during the three months ended March 31, 2016 and 2015, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

During the three months ended March 31, 2016, two customers accounted for 62% of revenues. The following is a list of percentage of revenue generated by the two customers:

Customer 1	46%
Customer 2	16%
Total	62%

During the three months ended March 31, 2015, two customers accounted for 78% of revenues. The following is a list of percentage of revenue generated by the two customers:

Customer 1	66%
Customer 2	12%
Total	78%

As of December 31, 2016, two customers accounted for 49% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1	13%
Customer 2	36%
Total	49%

As of December 31, 2015, three customers accounted for 65% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	14%
Customer 2	16%
Customer 3	35%
Total	65%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At March 31, 2016 the Company had 1,462,459,981 share equivalents issuable pursuant to embedded conversion features. At December 31, 2015 the Company had 1,240,096,048 share equivalents issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2016, the Company had an accumulated deficit of approximately $23 million, a stockholders’ deficit of approximately $6 million and a working capital deficiency of $6,013,267. The net cash used in operating activities for the three months ended March 31, 2016 totaled $525,027. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2016	December 31, 2015
Leasehold Improvements	2 years	$26,901	$26,901
Less: Accumulated amortization		(15,107)	(11,745)
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$11,794	$15,156

For the three months ended March 31, 2016 and 2015, depreciation and amortization expense amounted to $3,362 and $1,556, respectively.

In June 2014 the Company negotiated to lease office space and made leasehold improvements totaling $12,448. In August 2015 the Company made leasehold improvements totaling $14,453. The Company will amortize the balance on a straight-line basis for the term of 2 years commencing in July 2014 and August 2015.

In 2014 the Company took occupancy of approximately 3,000 square feet of office space in New York City. In November 2015 the monthly rent expense increased to $6,460 per month from $5,000 per month.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011. The note was in default as of December 31, 2015. In February 2016 the Company paid the note holder $19,133, the remaining $9,900 balance of the note and $9,233 in accrued interest. As of March 31, 2016 and December 31, 2015 the balance of this note was $0 and $9,900 respectively.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of March 31, 2016 and December 31, 2015 the notes amounted to $116,792 and $116,792 respectively.

As of March 31, 2016 and December 31, 2015, notes payable amounted to $116,792 and $126,692, respectively.

Accrued interest on the notes payable amounted to approximately $58,500 and $64,200 as of March 31, 2016 and December 31, 2015, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of March 31, 2016 and December 31, 2015.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 6 – ACCRUED EXPENSES

As of March 31, 2016 and December 31, 2015 the Company had accrued expenses of $2,048,598 and $2,024,457 respectively. The following table displays the accrued expenses by category.

	March 31, 2016	December 31, 2015
Operating Expenses	$64,839	$87,410
Lease Abandonment	164,375	164,375
Employee Commissions	60,590	60,590
Interest	273,149	276,791
Salaries	1,359,625	1,312,594
Sales Tax Payable	40,771	37,994
Payroll Liabilities	85,249	84,703
	$2,048,598	$2,024,457

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	March 31, 2016	December 31, 2015
Secured convertible promissory notes	$2,595,285	$2,507,356

debt discount liability	(1,016,199)	(1,221,506)

debt discount original issue discount	(49,480)	(57,352)

debt discount deferred financing	(60)	(4,189)

Secured convertible promissory notes–net	$1,529,546	$1,224,309

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012. The Company negotiationed with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013. In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001 per share. In October 2014 the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of March 31, 2016 and December 31, 2015.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.00075. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 7). The balance of the convertible debenture is $10,000 as of March 31, 2016 and December 31, 2015. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 8).

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.0008. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 8). The balance of this convertible debenture is $25,000 as of March 31, 2016 and as of December 31, 2015.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 8). The balance of this convertible debenture is $25,000 as of March 31, 2016 and as of December 31, 2015.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. In the first quarter of 2016 the Company paid $50,000 in reduction of one of the notes. The balance of these three notes was $100,000 and $150,000 as of March 31, 2016 and as of December 31, 2015, respectively.

On October 27, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 8). The Company also recorded OID of $1,600. The OID and debt discount were fully being amortized as of March 31, 2016 and as of December 31, 2015. The balance of this convertible debenture as of March 31, 2016 and as of December 31, 2014 is $21,600.

On December 19, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 8). The Company also recorded OID of $2,000. The OID and debt discount were fully amortized as of December 31, 2015. The note holder converted $27,174 of the convertible promissory note payable balance and $2,174 of accrued interest into 19,565,213 common shares at the contractual rate of $.0015 per share. The balance of this convertible debenture as of March 31, 2016 and as of December 31, 2015 is $0 and $27,174, respectively.

In October 2014 a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party. In January 2015 the note holder converted $1,000 into 333,333 common shares at the contractual rate of $.003. In March 2015 the note holder converted $1,300 into 1,300,000 common shares at the contractual rate of $.001. In April and May 2015 the note holder converted $17,200 into 13,900,000 common shares at the contractual rate ranging from $.0008 to $.00156 per share. In March 2016 the Company paid the note holder the balance of the unsecured note payable of $4,989. The balance of this unsecured note payable as of March 31, 2016 and as of December 31, 2015 is $0 and $4,989, respectively.

On February 11, 2015 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 8), and derivative expense of $69,940. The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note. In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015. In August 2015 the note holder converted $10,000 of principle balance into 7,246,377 common shares at the contractual rate of $.00138 per share. In September 2015 the note holder converted $24,000 of principle balance into 17,391,304 common shares at the contractual rate of $.00138 per share. In October 2015 the note holder converted an additional $10,000 of principle balance into 7,936,508 common shares at the contractual rate of $.00126 per share. In March 2016 the note holder converted the remaining $14,696 of principle balance into 12,695,660 common shares at the contractual rate of $.0015 per share. The balance of the unsecured note payable amounted to $0 and $14,696 as of March 31, 2016 and as of December 31, 2015, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On May 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,789 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 8), and derivative expense of $37,775. The Company also recorded OID of $5,789 and deferred financing of $10,000. The OID, deferred financing and debt discount are being amortized over the term of the note. In December 2015 the note holder converted $23,000 of principle balance into 14,285,174 common shares at the contractual rate of $.00161 per share. In January 2016 the note holder converted $65,673 of principle balance into 32,966,972 common shares at the contractual rate ranging from $.00196 to $.00203per share. In February the note holder converted the remaining balance of $27,117 of the convertible promissory note and $11,579 of accrued interest into 15,863,809 common shares at the contractual rate of $.00203 per share. The balance of the convertible promissory note amounted to $0 and $92,789 as of March 31, 2016 and as of December 31, 2015, respectively.

On May 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $46,053 and as of December 31, 2015 amounted to $32,895.

On May 27, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $44,591 and as of December 31, 2015 amounted to $31,433.

On June 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $42,544 and as of December 31, 2015 amounted to $29,386.

On June 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500 and deferred financing of $1,500. The OID, deferred financing and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of March 31, 2016 amounted to $151,582 and as of December 31, 2015 amounted to $113,707.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On July 1, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $120,395 and as of December 31, 2015 amounted to $82,895.

On July 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $114,145 and as of December 31, 2015 amounted to $76,645.

On July 23, 2015 the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 8), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. In March 2016 the note holder converted $70,000 of principle balance into 50,909,091 common shares at the contractual rate of $.00138 per share. The balance of the convertible promissory note amounted to $359,439 and $429,439 as of March 31, 2016 and as of December 31, 2015, respectively. The balance of the convertible promissory note net of debt discount as of March 31, 2016 amounted to $278,308 and as of December 31, 2015 amounted to $278,767.

On October 9, 2015 the three convertible promissory notes mentioned above were assigned to a third party note holder with the same terms and balances. In February 2016 the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 14,666,667 common shares at the contractual rate of $.0015 per share. In March 2016 the note holder converted an additional $20,000 of the convertible promissory note and $2,000 of accrued interest into 14,666,667 common shares at the contractual rate of $.0015 per share. The balance of the convertible promissory note amounted to $433,684 and $473,684 as of March 31, 2016 and as of December 31, 2015, respectively. The balance of the convertible promissory note net of debt discount as of March 31, 2016 amounted to $231,226 and as of December 31, 2015 amounted to $159,101.

On October 19, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,500 as of March 31, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $76,250 and as of December 31, 2015 amounted to $38,750.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On November 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,500 as of March 31, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $63,750 and as of December 31, 2015 amounted to $26,250.

On December 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 8), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $263,158 as of March 31, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $86,075 and as of December 31, 2015 amounted to $23,575.

On January 19, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000 (see Note 8), and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $111,111 as of March 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $31,944.

On February 5, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500 (see Note 8), and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $32,895.

On March 7, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940 (see Note 8), and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $118,573 as of March 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2016 amounted to $4,941.

During the three months ended March 31, 2016 and the year ended December 31, 2015 amortization of debt discount amounted to $555,749 and $919,034, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2014 to March 31, 2016:

Conversion feature derivative liability
Balance at December 31, 2014	$1,462,984
Recognition of initial derivative liability	3,492,594
Reclass of derivative liability to additional paid in capital due to conversions	(1,196,842)
Change in fair value included in earnings	(40,494)
Balance at December 31, 2015	3,718,242
Recognition of initial derivative liability	494,269
Reclass of derivative liability to additional paid in capital due to conversions	(339,551)
Change in fair value included in earnings	(1,473,275)
Balance at March 31, 2016	$2,399,685

Total derivative liability at March 31, 2016 and December 31, 2015 amounted to $2,399,685 and $3,718,242, respectively. The change in fair value included in earnings as income of $1,473,275 is due in part to the quoted market price of the Company’s common stock decreasing from $.0036 at December 31, 2015 to $.0027 at March 31, 2016 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 8 – DERIVATIVE LIABILITY (continued)

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2016
Expected volatility	192% - 304%
Expected term	3 - 12 months
Risk-free interest rate	0.0 2% - 0.09%
Expected dividend yield	0%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 9 – STOCKHOLDERS’ DEFICIT (continued)

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

Fifty-one (51) shares of Series A Preferred Stock were authorized and fifty-one (51) shares of Series A Preferred Stock were issued to Roger Ralston, the Company’s Chief Executive Officer and a director of the Company (CEO). The Series A Preferred Stock was issued to the CEO and is Series A Super Voting Preferred Stock. The Super Voting was created primarily to be able to obtain a quorum and conduct business at shareholder meetings.

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

In the period of January 1, 2016 through March 31, 2016 the Company issued 161,334,079 shares of common stock at contractual rates ranging from $.00138 to $.00203 for the reduction of $244,660 in principal of convertible notes payable and $17,753 in the reduction of accrued interest (See Note 7).

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties. Additionally, as of March 31, 2016 and as of December 31, 2015 $18,915and $48,478 of accrued interest due to related parties has been included in accrued expenses.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

The Company repaid $10,907 to the Chief Executive Officer and borrowed $2,484 in the second quarter of 2015. The Company repaid $140,330 to the Chief Executive Officer and borrowed $3,412 in the third quarter of 2015. In October 2015 the Company repaid $2,584 to the Chief Executive Officer. As of March 31, 2016 and December 31, 2015 the Company had a payable to the Chief Executive Officer of the Company amounting to $12,560. These advances are short-term in nature and non-interest bearing.

NOTE 11 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the three months ended March 31, 2016 and the year ended December 31, 2015 totaled $20,543 and $18,047, respectively.

NOTE 12 – ACCRUED PAYROLL TAXES

As of March 31, 2016 and December 31, 2015 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $85,000 and $84,000, respectively. The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements. In period of January 2011 through March 2016 the Company has filed and paid its payroll liabilities timely.

NOTE 13 – SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the three months ended March 31, 2016 and the year ended December 31, 2015 all material assets and revenues of the Company were in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the March 31, 2016 the Company issued 43,895,688 shares of common stock in satisfaction of $30,000 of convertible promissory notes and $1,500 of accrued interest. These notes were converted at contractual rate of $.0072.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this annual report.

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

Our Outlook

Our net sales are currently not sufficient to fund our operating expenses. We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company. These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to properly market our company in an effort to increase our sales. We are always looking for opportunities with new dealers to expand our IP based surveillance products offerings and plan to evaluate the market for our products throughout 2016 to determine whether we should hire additional employees in our sales force. We seek to leverage our current customer base which includes major international hotel chains, well known real estate development companies, and respected educational facilities, to build our reputation as a trusted security provider and generate customer referrals. Beginning in 2014 we also began targeting our marketing efforts toward the cannabis industry. We see the specific security needs of this industry, representing a significant opportunity for sales growth. Each state has specific requirements for security which includes extensive video surveillance and perimeter security. Additionally, some larger security companies have been hesitant to enter this market up to this point, we believe this will help reduce competitive pressures. While we believe our strategy for growth will result in an increase in demand for our products and service and generate revenues, no assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

Series A Preferred Stock Issuance

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

Fifty-one (51) shares of Series A Preferred Stock were authorized and fifty-one (51) shares of Series A Preferred Stock were issued to Roger Ralston, the Company’s Chief Executive Officer and a director of the Company (CEO). The Series A Preferred Stock was issued to the CEO and is Series A Super Voting Preferred Stock. The Super Voting was created primarily to be able to obtain a quorum and conduct business at shareholder meetings.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Sales

Overall, our net sales for the three months ended March 31, 2016 decreased approximately 7% from the comparable period in 2015. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2016 to 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	$	% of Total	$	% of Total	Variance
Sale of product	162,267	91%	116,349	60%	39%
Service	16,397	9%	76,165	40%	-78%
Total	178,664	100%	192,514	100%	-7%

Sales of product for the three months ended March 31, 2016 increased approximately 39% as compared to the three months ended March 31, 2015. Service revenue decreased by approximately 78% due to customers decreasing their service needs in 2016 compared to 2015.

Net sales slightly decreased due to lower customers’ service needs. In an effort to continue to increase our sales in future periods, we believe we need to hire additional sales staff to initiate a telemarketing campaign and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased approximately 92% for the three months ended March 31, 2016 compared to March 31, 2015. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2016 to 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	$	% of Total	$	% of Total	Variance
Cost of product	80,505	70%	23,465	39%	243%
Cost of service	34,897	30%	36,494	61%	-4%
Total	115,402	100%	59,959	100%	92%

During the three months ended March 31, 2016, our cost of product increased approximately 243% as compared to the three months ended March 31, 2015. Our cost of services for 2016 decreased 4% as compared to the three months ended March 31, 2015 due to less installation fees for the three months ended March 31, 2016 compared to the three months ended March 31, 205.

Total operating expenses for the three months ended March 31, 2016 were $495,029, an increase of $234,923, or approximately 90%, from total operating expenses for the comparable three months ended March 31, 2015 of $260,106. This increase is primarily attributable to an increase in public company expenses, legal and accounting expenses, marketing and public relations, research and development and a decrease in rent expense.

Loss from Operations

We reported a loss from operations of $431,767 for the three months ended March 31, 2016, as compared to a loss from operations of $127,551 for the three months ended March 31, 2015, an increase of $304,216 or 239% for the three months ended March 31, 2015.

Other Income (Expenses)

Total other income was $1,006,144 for the three months ended March 31, 2016 as compared to total other income of $52,407 for the three months ended March 31, 2015. The increase in other income of $953,737, for the three months ended March 31, 2016 was primarily attributable to the change in fair value of derivative liabilities offset by an increase in derivative expense, amortization of debt discount and an increase in interest expense.

Net income (loss)

We reported a net income of $574,959 for the three months ended March 31, 2016 as compared to a net loss of $122,490 for the three months ended March 31, 2015. Net loss from non-controlling interest for the three months ended March 31, 2016 was $582 compared to net income of $47,346 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2015, we had a cash balance of $102,140. Our working capital deficit is $6,013,267 at March 31, 2016.

We reported a net decrease in cash for the three months ended March 31, 2016 of $227,875. While we currently have no material commitments for capital expenditures, at March 31, 2016 we owed approximately $116,792 under various notes payable. During the period ended March 31, 2016, we have raised $307,655 of net proceeds from convertible notes payable.

Accrued liabilities were $2,048,598 as of March 31, 2016and consist of the following:

●	Accrued salaries for certain employees amounting to $1,359,625

●	Accrued commissions for certain employees amounting to $60,590

●	Sales tax payable of $40,771

●	Lease abandonment charges of $164,375

●	Accrued interest of $273,149

●	Accrued payroll liabilities and taxes of $85,249

●	Other rent expenses of $10,800

●	Other legal expenses of $46,710

●	Other accrued expenses of $7,329

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

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net income of $574,377during the three months ended March 31, 2016. At March 31, 2016 we had a working capital deficit of $6,013,267. We do not anticipate we will be profitable in 2016. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2015 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2016 amounted to $525,027 and was primarily attributable to our net income of $574,377, offset by depreciation of $3,362, derivative liability expenses of $150,630, amortization of debt discount of $555,749, amortization of deferred financing of $4,125, amortization of original issue discount of $26,005 offset by change in fair value of derivative liabilities of $1,812,825 and other assets and liabilities of $26,450. Net cash flows used in operating activities for the year ended December 31, 2015 amounted to $1,263,626 and was primarily attributable to our net loss of $4,373,018, offset by depreciation of $8,633, $343,860 of common stock issued for compensation and services, and net derivative expenses of $1,479,865, add back of amortization of debt issuance cost and debt discount of $919,034.

Financing activities

Net cash flows provided by financing activities was $297,152 for the three months ended March 31, 2016. We received proceeds from notes payable of $307,655 offset by payments on convertible notes payable of $9,900 and payments to related parties of $603. Net cash flows provided by financing activities was $1,594,936 for the year ended December 31, 2015. We received proceeds from notes payable of $2,296,438 and proceeds due to related parties of $26,940. We made payments of $50,000 related to notes payable and $678,442 to related parties.

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

The following table summarizes our contractual obligations as of March 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Short term loans- unrelated party	$146,015	146,015	—	—	—
Short term loans- related party	$11,957	11,957	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$322,347	322,347	—	—	—

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

Off Balance Sheet Arrangements

As of March 31, 2016, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis. As previously reported on our Form 10-K for the year ended December 31, 2015, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2015, the Company issued 3,000,000 shares of common stock at a fair market value of $0.14 per share, based on quoted trading prices for compensation totaling $420,000.

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

On July 23, 2015 the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. The proceeds from this note were used to pay certain accrued salaries and debts owed to the Company’s officers and directors.

In the period of January 1, 2016 through March 31, 2016 the Company issued 161,334,079 shares of common stock at contractual rates ranging from $.00138 to $.00203 for the reduction of $244,660 in principal of convertible notes payable and $17,753 in the reduction of accrued interest.

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

Other than as disclosed above, there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2016 that were not previously disclosed in a current report on Form 8-K, or Quarterly report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.2	Delaware Amended Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.3	Delaware Bylaws (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.4	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.5	Delaware Certificate of Conversion (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.6	Nevada Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.7	Nevada Bylaws (incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.8	Nevada Certificate of Amendment (incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.9	Nevada Certificate of Amendment (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 19, 2016)

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

4.2	Promissory Note (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

4.3	Promissory Note (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

4.4	Promissory Note (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

10.1	Subsidiary Stock Purchase Agreement dated August 31, 2006 between DirectView, Inc. and DirectView Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

10.2	Lease for Principal Executive Offices (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

10.3	Employment Agreement with Roger Ralston (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 22, 2009)

10.4	DirectView Holdings, Inc. 2014 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 13, 2014)

10.5	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016)

10.6	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2016)

10.7	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

10.8	Senior Secured Convertible Promissory Note(incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

10.9	Guaranty and Pledge Agreement(incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

10.10	Security Agreement(incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

10.11	Subsidiary Agreement(incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: May 16, 2016	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

Date: May 16, 2016	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer
Principal Financial Officer

