Form 10-Q
period 2016-06-30
DIRECTVIEW HOLDINGS INC
filed 2016-08-19
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2016

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

As of August 19, 2016, there were 25,060,698 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$36,388	$330,015
Accounts Receivable - net	206,688	187,677
Inventory	17,500	-
Other Current Assets	49,978	47,489

Total Current Assets	310,554	565,181

PROPERTY AND EQUIPMENT - Net	8,431	15,156
OTHER ASSETS	38,175	7,582

Total Assets	$357,160	$587,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $742,667 and $1,283,047	$2,029,567	$1,224,309
Short Term Advances	146,015	146,015
Notes Payable	116,792	126,692
Accounts Payable	224,152	158,658
Accrued Expenses	2,069,136	2,024,457
Due to Related Parties	4,226	12,560
Derivative Liability	4,081,342	3,718,242
Total Current Liabilities	8,671,230	7,410,933

Total Liabilities	8,671,230	7,410,933

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
Series A (51 shares designated 51 shares issued and outstanding as of June 30, 2016 and 0 shares issued and outstanding as of December 31, 2015)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 21,315,377 and 13,035,581 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	2,132	1,304
Additional Paid-in Capital	16,976,074	16,224,907
Accumulated Deficit	(25,321,619)	(23,081,557)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(8,343,413)	(6,855,346)

Non-Controlling Interest in Subsidiary	29,343	32,332

Total Stockholders’ Deficit	(8,314,070)	(6,823,014)

Total Liabilities and Stockholders’ Deficit	$357,160	$587,919

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

NET SALES:
Sales of Product	$54,540	$73,735	$216,807	$190,084
Services	48,284	48,696	64,681	124,861
Total Net Sales	102,824	122,431	281,488	314,945

COST OF SALES:
Cost of Product	31,631	53,737	112,136	57,202
Cost of Services	27,147	34,718	62,044	71,212
Total Cost of Sales	58,778	88,455	174,180	128,414

GROSS PROFIT (LOSS)	44,046	33,976	107,308	186,531

OPERATING EXPENSES:
Marketing and Public Relations	25,615	104,220	122,209	122,530
Rent	19,380	18,300	40,560	58,600
Depreciation	3,363	1,556	6,725	3,112
Bad Debt Expense	450	-	450	-
Research and Development	4,600	-	10,154	-
Compensation and Related Taxes	110,389	144,671	224,590	251,120
Other Selling, General and Administrative	181,221	204,776	435,359	298,267

Total Operating Expenses	345,018	473,523	840,047	733,629

LOSS FROM OPERATIONS	(300,972)	(439,547)	(732,739)	(547,098)

OTHER INCOME (EXPENSES):
Loss on conversion of related party loan	-	-	-	(290,000)
Change in Fair Value of Derivative Liabilities	(1,851,221)	(183,374)	(38,396)	361,673
Initial Derivative Expense	(46,878)	(185,200)	(197,508)	(255,140)
Interest Income	16	-	16	-
Amortization of Debt Discount	(523,536)	(103,752)	(1,079,285)	(175,200)
Interest Expense	(94,838)	(39,997)	(195,140)	(101,249)

Total Other Income (Expense)	(2,516,457)	(512,323)	(1,510,313)	(459,916)

NET INCOME (LOSS)	(2,817,429)	(951,870)	(2,243,052)	(1,007,014)

Less: Net (Income) Loss Attributable to Non-Controlling Interest	3,572	(2,590)	2,990	(49,936)

Net Income (Loss) Attributable to DirectView Holdings, Inc.	$(2,813,857)	$(954,460)	$(2,240,062)	$(1,056,950)

NET LOSS PER COMMON SHARE: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	19,469,255	6,468,706	17,185,956	2,031,716

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,243,052)	$(1,007,014)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	6,725	3,112
Common stock issued for compensation and services	-	53,860
Change in fair value of derivative liabilities	38,396	(361,673)
Loss on conversion of related party loan	-	290,000
Initial derivative liability expense	197,508	255,140
Amortization of debt discount	1,079,285	175,200
Amortization of deferred financing costs	4,188	18,125
Amortization of original issue discount	50,481	-
Non cash interest charges	-	17,397
(Increase) Decrease in:
Accounts receivable	(19,011)	(113,087)
Other assets	(50,582)	2,355
Increase (Decrease) in:
Accounts payable	18,781	36,583
Accrued expenses	111,733	271,995

Net Cash (Used in) Operating Activities	(805,548)	(358,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	585,144	499,367
Payments of convertible notes payable	(54,989)	-
Payments of notes payable	(9,900)	(50,000)
Proceeds from related parties	-	(26,259)
Payments to related parties	(8,334)	-

Net Cash Provided by Financing Activities	511,921	423,108

Net (Decrease) Increase in Cash	(293,627)	65,101

Cash - Beginning of Period	330,015	13,158

Cash - End of Period	$36,388	$78,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with conversion of convertible promissory notes and accrued interest	$324,895	$272,386
Initial recognition of derivative liability as debt discount	$554,301	$637,305
Reclassification of derivative liability to additional paid in capital	$427,099	$-

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of June 30, 2016. In the preparation of unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2016, and the results of operations and cash flows for the six months ending June 30, 2016 have been included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, and revenues and expenses for the six months then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, deferred tax asset valuation allowance, valuation of stock-based compensation, the useful life of property and equipment, valuation of beneficial conversion features on convertible debt and the assumptions used to calculate derivative liabilities.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2016, the Company reflected a non-controlling interest of $29,343 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the six months ended June 30, 2016 the Company has not reached bank balances exceeding the FDIC insurance limit. The Company was over the insured limit by $58,390 for the year ended December 31, 2015. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2016 and December 31, 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2016 and December 31, 2015, management determined that an allowance is necessary which amounted to $38,000 at both dates. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company recognized $450 and $627 respectively of expenses related to uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the six months ended June 30, 2016 and 2015 was $122,209 and $122,530, respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the six months ended June 30, 2016 and 2015, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations and there was an insignificant amount of inventory on hand at December 31, 2015. Due to the anticipation of customers needs the Company preordered inventory items and had $17,500 in inventory as of June 30, 2016.

Property and Equipment

Property and equipment carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized on a straight-line basis over the term of the lease.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2016 and 2015.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $0 and $53,860 during the six months ended June 30, 2016 and 2015, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016

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

During the six months ended June 30, 2016, three customers accounted for 50% of revenues. The following is a list of percentage of revenue generated by the three customers:

Customer 1	10%
Customer 2	11%
Customer 3	29%
Total	50%

During the six months ended June 30, 2015, two customers accounted for 53% of revenues. The following is a list of percentage of revenue generated by the two customers:

Customer 1	41%
Customer 2	12%
Total	53%

As of June 30, 2016, two customers accounted for 44% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1	10%
Customer 2	34%
Total	44%

As of December 31, 2015, three customers accounted for 65% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	14%
Customer 2	16%
Customer 3	35%
Total	65%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At June 30, 2016 the Company had 12,822,431,600 share equivalents issuable pursuant to embedded conversion features. At December 31, 2015 the Company had 1,240,096,048 share equivalents issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2016, the Company had an accumulated deficit of approximately $25 million, a stockholders’ deficit of approximately $8 million and a working capital deficiency of $8,360,676. The net cash used in operating activities for the six months ended June 30, 2016 totaled $805,548. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2016	December 31, 2015
Leasehold Improvements	2 years	$26,901	$26,901
Less: Accumulated amortization		(18,470)	(11,745)
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$8,431	$15,156

For the six months ended June 30, 2016 and 2015, depreciation and amortization expense amounted to $6,725 and $3,112, respectively.

In June 2014 the Company negotiated to lease approximately 3,000 square feet of office space in New York City and made leasehold improvements totaling $12,448. In August 2015 the Company made leasehold improvements totaling $14,453. The Company began amortizing the balance on a straight-line basis for the term of 2 years commencing in July 2014 and August 2015. The original monthly rent was $5,000 per month which was increased to $6,460 in November 2015.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011. The note was in default as of December 31, 2015. In February 2016 the Company paid the note holder $19,133, the remaining $9,900 balance of the note and $9,233 in accrued interest. As of June 30, 2016 and December 31, 2015 the balance of this note was $0 and $9,900 respectively.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of June 30, 2016 and December 31, 2015 the notes amounted to $116,792 and $116,792 respectively.

As of June 30, 2016 and December 31, 2015, notes payable amounted to $116,792 and $126,692, respectively.

Accrued interest on the notes payable amounted to approximately $62,500 and $64,200 as of June 30, 2016 and December 31, 2015, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of June 30, 2016 and December 31, 2015.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 6 – ACCRUED EXPENSES

As of June 30, 2016 and December 31, 2015 the Company had accrued expenses of $2,069,136 and $2,024,457 respectively. The following table displays the accrued expenses by category.

	June 30, 2016	December 31, 2015
Operating Expenses	$31,453	$87,410
Lease Abandonment	164,375	164,375
Employee Commissions	60,590	60,590
Interest	321,861	276,791
Salaries	1,359,977	1,312,594
Sales Tax Payable	45,086	37,994
Payroll Liabilities	85,794	84,703
	$2,069,136	$2,024,457

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	June 30, 2016	December 31, 2015
Secured convertible promissory notes	$2,772,232	$2,507,356

debt discount liability	(706,413)	(1,221,506)

debt discount original issue discount	(36,255)	(57,352)

debt discount deferred financing	-	(4,189)
Secured convertible promissory notes– net	$2,295,564	$1,224,309

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012. The Company negotiationed with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013. In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001 per share. In October 2014 the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of June 30, 2016 and December 31, 2015.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.00075. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). The balance of the convertible debenture is $10,000 as of June 30, 2016 and December 31, 2015. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 8).

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.0008. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 8). The balance of this convertible debenture is $25,000 as of June 30, 2016 and as of December 31, 2015.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 8). The balance of this convertible debenture is $25,000 as of June 30, 2016 and as of December 31, 2015.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. In the first quarter of 2016 the Company paid $50,000 in reduction of one of the notes. The balance of these three notes was $100,000 and $150,000 as of June 30, 2016 and as of December 31, 2015, respectively.

On October 27, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 8). The Company also recorded OID of $1,600. The OID and debt discount were fully being amortized as of June 30, 2016 and as of December 31, 2015. The balance of this convertible debenture as of June 30, 2016 and as of December 31, 2014 is $21,600.

On December 19, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 8). The Company also recorded OID of $2,000. The OID and debt discount were fully amortized as of December 31, 2015. In February 2016 the note holder converted $27,174 of the convertible promissory note payable balance and $2,174 of accrued interest into 559,006 common shares at the contractual rate of $.004 per share. The balance of this convertible debenture as of June 30, 2016 and as of December 31, 2015 is $0 and $27,174, respectively.

In October 2014 a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party. In January 2015 the note holder converted $1,000 into 9,524 common shares at the contractual rate of $.105. In March 2015 the note holder converted $1,300 into 37,143 common shares at the contractual rate of $.035. In April and May 2015 the note holder converted $17,200 into 397,143 common shares at the contractual rate ranging from $.028 to $.055 per share. In March 2016 the Company paid the note holder the balance of the unsecured note payable of $4,989. The balance of this unsecured note payable as of June 30, 2016 and as of December 31, 2015 is $0 and $4,989, respectively.

On February 11, 2015 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 8), and derivative expense of $69,940. The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note. In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015. In August 2015 the note holder converted $10,000 of principle balance into 207,039 common shares at the contractual rate of $.0483 per share. In September 2015 the note holder converted $24,000 of principle balance into 496,894 common shares at the contractual rate of $.0483 per share. In October 2015 the note holder converted an additional $10,000 of principle balance into 226,757 common shares at the contractual rate of $.0441 per share. In March 2016 the note holder converted the remaining $14,696 of principle balance into 362,733 common shares at the contractual rate of $.0406 per share. The balance of the unsecured note payable amounted to $0 and $14,696 as of June 30, 2016 and as of December 31, 2015, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On May 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,789 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 8), and derivative expense of $37,775. The Company also recorded OID of $5,789 and deferred financing of $10,000. The OID, deferred financing and debt discount are being amortized over the term of the note. In December 2015 the note holder converted $23,000 of principle balance into 408,148 common shares at the contractual rate of $.0564 per share. In January 2016 the note holder converted $65,673 of principle balance into 941,913 common shares at the contractual rate ranging from $.0686 to $.0711 per share. In February the note holder converted the remaining balance of $27,117 of the convertible promissory note and $11,579 of accrued interest into 453,252 common shares at the contractual rate of $.0256 per share. The balance of the convertible promissory note amounted to $0 and $92,789 as of June 30, 2016 and as of December 31, 2015, respectively.

On May 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of June 30, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $32,895.

On May 27, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of June 30, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $31,433.

On June 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of June 30, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $29,386.

On June 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500 and deferred financing of $1,500. The OID, deferred financing and debt discount are being amortized over the term of the note. In June 2016 the note holder converted $5,000 of principle balance into 793,651 common shares at the contractual rate of $.0063 per share. The balance of the convertible promissory note amounted to $152,895 as of June 30, 2016 and $157,895 as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of December 31, 2015 amounted to $113,707.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On July 1, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of June 30, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $82,895.

On July 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of June30, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of June30, 2016 amounted to $151,645 and as of December 31, 2015 amounted to $76,645.

On July 23, 2015 the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 8), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. In March 2016 the note holder converted $70,000 of principle balance into 1,454,545 common shares at the contractual rate of $.0482 per share. In April 2016 the note holder converted $15,000 of principle balance into 599,401 common shares at the contractual rate of $.0251 per share. In May 2016 the note holder converted $14,000 of principle balance into 909,091 common shares at the contractual rate of $.0154 per share. The balance of the convertible promissory note amounted to $330,439 and $429,439 as of June 30, 2016 and as of December 31, 2015, respectively. The balance of the convertible promissory note net of debt discount as of June 30, 2016 amounted to $318,849 and as of December 31, 2015 amounted to $278,767.

On October 9, 2015 the three convertible promissory notes mentioned above were assigned to a third party note holder with the same terms and balances. In February 2016 the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 419,048 common shares at the contractual rate of $.0525 per share. In March 2016 the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 419,048 common shares at the contractual rate of $.0525 per share. In April 2016 the note holder converted an additional $15,000 of the convertible promissory note and $1,500 of accrued interest into 654,762 common shares at the contractual rate of $.0252 per share. In May 2016 the note holder converted $10,895 of the convertible promissory note and $1,089 of accrued interest into 713,346 common shares at the contractual rate of $.0168 per share. The balance of the convertible promissory note amounted to $407,789 and $473,684 as of June 30, 2016 and as of December 31, 2015, respectively. The balance of the convertible promissory note net of debt discount as of June 30, 2016 amounted to $317,456 and as of December 31, 2015 amounted to $159,101.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On October 19, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,500 as of June 30, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2016 amounted to $113,750 and as of December 31, 2015 amounted to $38,750.

On November 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,500 as of June 30, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2016 amounted to $101,250 and as of December 31, 2015 amounted to $26,250.

On December 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 8), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $263,158 as of June 30, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2016 amounted to $148,575 and as of December 31, 2015 amounted to $23,575.

On January 19, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000 (see Note 8), and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $111,111 as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2016 amounted to $56,944.

On February 5, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500 (see Note 8), and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2016 amounted to $70,395.

On March 7, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940 (see Note 8), and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $118,573 as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2016 amounted to $34,584.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On April 1, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $105,263 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $108,185, a debt discount of $95,000 (see Note 8), and derivative expense of $13,448. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $105,263 as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2016 amounted to $30,263.

On May 23, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a five month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,144, a debt discount of $47,500 (see Note 8), and derivative expense of $17,776. The Company also recorded OID of $2,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2016 amounted to $7,974.

On June 24, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $78,947 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,205, a debt discount of $71,250 (see Note 8), and derivative expense of $15,653. The Company also recorded OID of $3,750. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $78,947 as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2016 amounted to $4,350.

During the six months ended June 30, 2016 and the year ended December 31, 2015 amortization of debt discount amounted to $1,079,285 and $919,034, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 8 – DERIVATIVE LIABILITY (continued)

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2014 to June 30, 2016:

Conversion feature
derivative liability
Balance at December 31, 2014	$1,462,984
Recognition of initial derivative liability	3,492,594
Reclass of derivative liability to additional paid in capital due to conversions	(1,196,842)
Change in fair value included in earnings	(40,494)
Balance at December 31, 2015	3,718,242
Initial fair value of derivative liability recorded as debt discount	554,301
Initial fair value of derivative liability charged to other expense	197,508
Reclass of derivative liability to additional paid in capital due to conversions	(427,099)
Change in fair value included in earnings	38,390
Balance at June 30, 2016	$4,081,342

Total derivative liability at June 30, 2016 and December 31, 2015 amounted to $4,081,342 and $3,718,242, respectively. The change in fair value included in earnings as income of $38,390 is due in part to the quoted market price of the Company’s common stock decreasing from $.126 at December 31, 2015 to $.0175 at June 30, 2016 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

June 30, 2016

Expected volatility	192% - 304%
Expected term	3 – 12 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

NOTE 9 - STOCKHOLDERS’ DEFICIT

In March 2015 the Company approved a 1-30 Reverse Stock Split and on August 2, 2016 the Company approved a 1-35 Reverse Stock split (see Note 15). The financial statements have been retroactively restated to reflect the August 2, 2016 Reverse Split.

In January 2015 the Company made four issuances of common shares related to the same convertible note payable. The Company issued 17,143; 18,095; 18,095 and 19,048 shares of common stock at the contractual rate of $.378 for the reduction of $6,480; at the contractual rate of $.378 for the reduction of 6,840; at $.378 for the reduction of $6,840 and at $.315 for an additional reduction of $6,000 in principal of notes payable.

In January 2015 the Company issued 9,523 shares of common stock at the contractual rate of $.1050 for the reduction of $1,000 in principal of convertible notes payable.

In January 2015 the Company issued 19,133 shares of common stock at the contractual rate of $.378 for the reduction of $7,556 in principal of convertible notes payable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

In February 2015 the Company issued 20,000; 21,905 and 23,810 shares of common stock at the contractual rate of $.315 for the reduction of $6,300; at the contractual rate of $.315 for the reduction of $6,900; and at the contractual rate of $.252 for the reduction of $6,000 in principal of convertible notes payable.

In February 2015 the Company made four issuances of common shares at contractual rates related to the same convertible note payable. The Company issued 21,178; 27,051; 29,524 and 31,365 shares of common stock at $.315 for the reduction of $6,671; at $.315 for the reduction of $8,521; at $.252 for the reduction of $7,440 and at $.189 for an additional reduction of $5,928 in principal of notes payable.

In February 2015 the Company issued 3,333 shares of common stock at fair market value of $.63 for $2,100 of services rendered.

In March 2015 the Company made two issuances of common shares at contractual rates related to the same convertible note payable. The Company issued 119 and 1,238 shares of common stock at $.945 for the reduction of $1,121 and at $.945 for the reduction of $1,170 in principal of notes payable.

In March 2015 the Company made issuances of common shares at contractual rates related to the same convertible note payable. The Company issued 138,418 shares of common stock at $.252 for the reduction of $8,720 of principal, interest and associated fees.

In March 2015 the Company made two issuances of common shares at contractual rates related to the same convertible note payable. The Company issued 1,310 and 1,565 shares of common stock at $.945 for the reduction of $1,238 and at $.945 for the reduction of $1,479 in principal of notes payable.

In March 2015 the Company issued 37,143 shares of common stock at the contractual rate of $.035 for the reduction of $1,300 in principal of convertible notes payable.

In the period of April 1, 2015 through June 30, 2015 the Company issued 4,977,930 shares of common stock at contractual rates ranging from $.0336 to $2.625 for the reduction of $265,281 in principal convertible notes payable, $8,540 in fees and $959 in the reduction of accrued interest (See Note 7).

In May 2015 the Company issued 85,714 shares of common stock at fair market value of $.49 per share, based on quoted traded prices, for compensation totaling $42,000.

In the period of July 1, 2015 through September 30, 2015 the Company issued 2,036,594 shares of common stock at contractual rates ranging from $.0483 to $.1050 for the reduction of $114,289 in principal of convertible notes payable, $156 in fees and $44,181 in the reduction of accrued interest (See Note 7).

In the period of October 1, 2015 through December 31, 2015 the Company issued 1,971,517 shares of common stock at contractual rates ranging from $.0460 to $.0805 for the reduction of $85,500 in principal of convertible notes payable and $5,250 in the reduction of accrued interest (See Note 7).

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

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

In the period of January 1, 2016 through March 31, 2016 the Company issued 4,609,850 shares of common stock at contractual rates ranging from $.0483 to $.0711 for the reduction of $244,660 in principal of convertible notes payable and $17,753 in the reduction of accrued interest (See Note 7).

In the period of April 1, 2016 through June 30, 2016 the Company issued 3,670,250 shares of common stock at contractual rates ranging from $.0063 to $.0252 for the reduction of $59,895 in principal of convertible notes payable and $2,589 in the reduction of accrued interest (See Note 7).

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties. During the six months ended June 30, 2016, the Company paid $18,915 in accrued interest to the Chief Executive Officer. Additionally, as of June 30, 2016 and as of December 31, 2015 $0 and $48,478 of accrued interest due to related parties has been included in accrued expenses.

The Company repaid $10,907 to the Chief Executive Officer and borrowed $2,484 in the second quarter of 2015. The Company repaid $140,330 to the Chief Executive Officer and borrowed $3,412 in the third quarter of 2015. In October 2015 the Company repaid $2,584 to the Chief Executive Officer. As of June 30, 2016 and December 31, 2015 the Company had a payable to the Chief Executive Officer of the Company amounting to $2,160 and $12,560, respectively. These advances are short-term in nature and non-interest bearing.

NOTE 11 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the six months ended June 30, 2016 and the year ended December 31, 2015 totaled $20,543 and $18,047, respectively.

NOTE 12 - ACCRUED PAYROLL TAXES

As of June 30, 2016 and December 31, 2015 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $86,000 and $84,000, respectively. The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements. In period of January 2011 through June 2016 the Company has filed and paid its payroll liabilities timely.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

NOTE 13 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the six months ended June 30, 2016 and the year ended December 31, 2015 all material assets and revenues of the Company were in the United States.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016 the Company issued 3,758,658 shares of common stock in satisfaction of $18,450 of convertible promissory notes and $500 of accrued interest. These notes were converted at contractual rates ranging from $.0039 to $.0063.

On July 20, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $62,142, a debt discount of $47,500, and derivative expense of $14,774. The Company also will record OID of $2,500. The OID and debt discount are being amortized over the term of the note.

On July 29, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $62,142, a debt discount of $47,500, and derivative expense of $14,774. The Company also will record OID of $2,500. The OID and debt discount will be amortized over the term of the note.

On August 2, 2016 the Company approved a 1-35 Reverse Stock split (see Note 9).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this quarterly report.

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

Beginning in 2014, we focused a significant amount of our business development and marketing efforts towards the legalized cannabis industry. We see this market as a strong growth area for the Company due to our belief that the political landscape will continue to move towards the legalization of marijuana for medical and recreational use across the country. By the middle of 2013, 18 states and the District of Columbia have already allowed the production and use of marijuana for medical purposes. Two states, Colorado and Washington, also have approved cannabis for recreational use. Additionally, many large security service providers have publicly avoided servicing businesses engaged in the sale or growing of marijuana which we believe lowers the competitive landscape.

In addition to conducting direct sales activities to businesses operating in this market, we also focus on partnerships with other service providers in the industry that are generally involved in the design and construction of facilities to grow and dispense marijuana. We have a preferred provider agreement with Legacy Construction Company of Colorado, LLC (“Legacy”). Under the terms of the preferred provider agreement, Legacy directs their retail and marijuana facility construction clients to DirectView for video surveillance and security needs. Legacy has over fifteen years of experience and expertise in commercial general contracting with specific experience in the retail and medical marijuana industry. Legacy holds a Class A general contractors license in six states including Colorado, Wyoming, Nevada, New Mexico, Utah, and Arizona. We also have a strategic partnership agreement with Cannamor, LLC (“Cannamor”), a privately held Colorado based consulting company focusing on legal cannabis growing and dispensing projects, where we are engaged as its exclusive security solutions provider. Under the terms of the agreement, Cannamor exclusively endorses and recommends DirectView as its vendor of choice for the planning and installation of video surveillance, video monitoring, video recording products and related services to its prospective clients. Both of these arrangements have led to sales and a number of large potential project leads within our sales pipeline. We continue to see this industry as a growing part of our security and surveillance business for the foreseeable future.

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

Results of Operations

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Net Sales

Overall, our net sales for the three and six months ended June 30, 2016 decreased approximately 16% and 11% from the comparable periods in 2015. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2016 to 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	$	% of Total	$	% of Total	Variance
Sale of product	54,540	53%	73,735	60%	-26%
Service	48,284	47%	48,696	40%	-1%
Total	102,824	100%	122,431	100%	-16%

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	$	% of Total	$	% of Total	Variance
Sale of product	216,807	77%	190,084	60%	14%
Service	64,681	23%	124,861	40%	-48%
Total	281,488	100%	314,945	100%	-11%

Sales of product for the three months ended June 30, 2016 decreased approximately 26% as compared to the three months ended June 30, 2015. The decrease is attributed to a lower sales force in the three months ended June 30, 2016. Sales of product for the six months ended June 30, 2016 increased approximately 14% as compared to the six months ended June 30, 2015 due to more sales efforts in the three months ended March 31, 2016. Service revenue decreased by approximately 1% and 48% due to customers decreasing their service needs in 2016 compared to 2015.

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

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales decreased approximately 34% for the three months ended June 30, 2016 compared to June 30, 2015. Cost of sales increased approximately 36% for the six months ended June 30, 2016 compared to June 30, 2015. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2016 to 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	$	% of Total	$	% of Total	Variance
Cost of product	31,631	54%	53,737	61%	-41%
Cost of service	27,147	46%	34,718	39%	-22%
Total	58,778	100%	88,455	100%	-34%

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	$	% of Total	$	% of Total	Variance
Cost of product	112,136	64%	57,202	45%	96%
Cost of service	62,044	36%	71,212	55%	-13%
Total	174,180	100%	128,414	100%	36%

During the three months ended June 30, 2016, our cost of product decreased approximately 41% as compared to the three months ended June 30, 2015 which is directly related to the decrease in product sales for the same period. During the six months ended June 30, 2016, our cost of product increased approximately 96% as compared to the six months ended June 30, 2015 which is directly related to the increase in product sales for the same period. Our cost of services for 2016 decreased 22% and 13% as compared to the three and six months ended June 30, 2015 due to less installation fees for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

Total operating expenses for the three months ended June 30, 2016 were $345,018, a decrease of $128,505, or approximately 27%, from total operating expenses for the comparable three months ended June 30, 2015 of $473,523. This decrease is primarily attributable to compensation and related taxes and less marketing efforts.

Total operating expenses for the six months ended June 30, 2016 were $840,047, an increase of $106,418, or approximately 15%, from total operating expenses for the comparable six months ended June 30, 2015 of $733,629.

This increase is primarily attributable to an increase in public company expenses, legal and accounting expenses, research and development and slightly offset by a decrease in rent expense.

Loss from Operations

We reported a loss from operations of $300,972 and $732,739 for the three and six months ended June 30, 2016, as compared to a loss from operations of $439,547 and $547,098 for the three and six months ended June 30, 2015. A decrease of $138,575 and an increase of $185,641or (32%) and 34% respectively, for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

Other Expense

Total other expense was $2,516,221 for the three months ended June 30, 2016 as compared to total other expense of $512,323 for the three months ended June 30, 2015. The increase in other expense was primarily attributable to the change in fair value of derivative liabilities and an increase in amortization of debt discount. Total other expense was $1,510,313 for the six months ended June 30, 2016 as compared to total other expense of $459,916 for the six months ended June 30, 2015. The increase in other expense was primarily attributable to an increase in amortization of debt discount offset by a decrease in loss on conversion of related party loans.

Net loss

We reported a net loss of $2,817,429 and $2,243,052 for the three and six months ended June 30, 2016 as compared to a net loss of $951,870 and $1,007,014 for the three and six months ended June 30, 2015. Net loss from non-controlling interest for the three and six months ended June 30, 2016 was $3,572 and $2,990 respectively compared to net income of 2,590 and $49,936 for the three and six months ended June 30, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2016, we had a cash balance of $36,388. Our working capital deficit is $8,360,676 at June 30, 2016.

We reported a net decrease in cash for the six months ended June 30, 2016 of $293,627. While we currently have no material commitments for capital expenditures, at June 30, 2016 we owed approximately $116,792 under various notes payable. During the period ended June 30, 2016, we have raised $805,258 of net proceeds from convertible notes payable.

Accrued liabilities were $2,069,136 as of June 30, 2016 and consist of the following:

●	Accrued salaries for certain employees amounting to $1,359,977

●	Accrued commissions for certain employees amounting to $60,590

●	Sales tax payable of $45,086

●	Lease abandonment charges of $164,375

●	Accrued interest of $321,861

●	Accrued payroll liabilities and taxes of $85,794

●	Other accrued expenses of $31,453

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

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $2,243,052 during the six months ended June 30, 2016.  At June 30, 2016 we had a working capital deficit of $8,360,676. We do not anticipate we will be profitable in 2016.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2015 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2016 amounted to $805,548 and was primarily attributable to our net loss of $2,243,052, off set by change in fair value of derivative liabilities of $38,396, depreciation of $6,725, derivative liability expenses of $197,508, amortization of debt discount of $1,079,285, amortization of deferred financing of $4,188, amortization of original issue discount of $50,481 and other assets and liabilities of $60,921. Net cash flows used in operating activities for the six months ended June 30, 2015 amounted to $358,007 and was primarily attributed to our net loss of $1,007,014 change in fair value of derivative liabilities of $361,673, off set by depreciation of $3,112, derivative liability expenses of $255,140, amortization of debt discount of $175,200, amortization of deferred financing of $18,125,common stock issued for compensation and services of $53,860, loss on conversion of related party loan of $290,000, non cash interest charges of $17,397 and other assets and liabilities of $197,846.

Financing activities

Net cash flows provided by financing activities was $511,921 for the six months ended June 30, 2016. We received proceeds from notes payable of $585,144 offset by payments on convertible notes payable of $54,989 and payments on notes payable of $9,900 and payments to related parties of $8,334. Net cash flows provided by financing activities was $423,108 for the six months ended June 30, 2015. We received proceeds from notes payable of $499,367. We made payments of $50,000 related to notes payable and $26,259 to related parties.

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

The following table summarizes our contractual obligations as of June 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Short term loans- unrelated party	$146,015	146,015	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$310,390	310,390	—	—	—

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $105,263 with a six month maturity date to an institutional investor. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion.

On May 23, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $52,632 with a five month maturity date to an institutional investor. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On June 24, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $78,947 with a four month maturity date to an institutional investor. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

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

Other than as disclosed above, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

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

DIRECTVIEW HOLDINGS, INC.

Date: August 19, 2016	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

Date: August 19, 2016	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer
Principal Financial Officer

