Form 10-Q
period 2016-09-30
DIRECTVIEW HOLDINGS INC
filed 2016-11-21
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2016

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

As of November 21, 2016, there were 127,852,435 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$27,261	$330,015
Accounts Receivable - net	159,006	187,677
Inventory	23,748	-
Other Current Assets	51,403	47,489

Total Current Assets	261,418	565,181

PROPERTY AND EQUIPMENT - Net	-	15,156
OTHER ASSETS	27,607	7,582

Total Assets	$289,025	$587,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $742,667 and $1,283,047	$2,334,047	$1,224,309
Short Term Advances	146,015	146,015
Notes Payable	141,792	126,692
Accounts Payable	259,634	158,658
Accrued Expenses	2,187,393	2,024,457
Due to Related Parties	2,417	12,560
Derivative Liability	2,637,863	3,718,242
Total Current Liabilities	7,709,161	7,410,933

Total Liabilities	7,709,161	7,410,933

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of September 30, 2016 and 0 shares issued and outstanding as of December 31, 2015)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 69,385,888 and 13,035,581 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	6,939	1,304
Additional Paid-in Capital	17,176,087	16,224,907
Accumulated Deficit	(24,631,969)	(23,081,557)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(7,448,943)	(6,855,346)

Non-Controlling Interest in Subsidiary	28,807	32,332

Total Stockholders’ Deficit	(7,420,136)	(6,823,014)

Total Liabilities and Stockholders’ Deficit	$289,025	$587,919

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

NET SALES:
Sales of Product	$66,662	$209,996	$283,469	$400,080
Services	28,338	59,652	93,019	184,513
Total Net Sales	95,000	269,648	376,488	584,593

COST OF SALES:
Cost of Product	12,887	141,005	125,023	198,207
Cost of Services	20,992	65,594	83,036	136,806
Total Cost of Sales	33,879	206,599	208,059	335,013

GROSS PROFIT (LOSS)	61,121	63,049	168,429	249,580

OPERATING EXPENSES:
Marketing and Public Relations	54,409	145,373	176,618	267,903
Rent	19,380	18,300	59,940	76,900
Depreciation	8,431	2,158	15,156	5,270
Bad Debt Expense	19,825	-	20,275	-
Research and Development	4,000	-	14,154	-
Compensation and Related Taxes	113,379	106,341	337,969	357,461
Other Selling, General and Administrative	157,677	168,510	593,036	466,777

Total Operating Expenses	377,101	440,682	1,217,148	1,174,311

LOSS FROM OPERATIONS	(315,980)	(377,633)	(1,048,719)	(924,731)

OTHER INCOME (EXPENSES):
Gain (Loss) on conversion of related party loan	-	5,195	-	(284,805)
Change in Fair Value of Derivative Liabilities	1,510,782	156,423	1,472,386	518,096
Initial Derivative Expense	(32,528)	(787,628)	(230,036)	(1,042,768)
Interest Income	-	-	16	-
Amortization of Debt Discount	(380,902)	(300,454)	(1,460,187)	(475,654)
Interest Expense	(92,257)	(64,368)	(287,397)	(165,617)

Total Other Income (Expense)	1,005,095	(990,832)	(505,218)	(1,450,748)

NET INCOME (LOSS)	689,115	(1,368,465)	(1,553,937)	(2,375,479)

Less: Net (Income) Loss Attributable to Non-Controlling Interest	4,107	(44,862)	3,525	(94,798)

Net Income (Loss) Attributable to DirectView Holdings, Inc.	$693,222	$(1,413,327)	$(1,550,412)	$(2,470,277)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.02	$(0.00)	$(0.08)	$(0.01)
Diluted	$0.01	$(0.00)	$(0.08)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,947,178	364,915,544	18,810,126	206,388,708
Diluted	75,099,896	364,915,544	18,810,126	206,388,708

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,553,937)	$(2,375,479)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	15,156	5,270
Common stock issued for compensation and services	-	53,860
Change in fair value of derivative liabilities	(1,472,386)	(518,096)
Loss on conversion of related party loan	-	284,805
Initial derivative liability expense	230,036	1,042,768
Amortization of debt discount	1,460,187	475,654
Amortization of deferred financing costs	4,583	27,354
Bad debt expenses	20,275	-
Amortization of original issue discount	70,259	31,224
Non cash interest charges	-	-
(Increase) Decrease in:
Accounts receivable	8,396	(218,855)
Other current assets		(10,927)
Other assets	(47,687)	-
Increase (Decrease) in:
Accounts payable	54,259	54,133
Accrued expenses	231,493	340,072

Net Cash (Used in) Operating Activities	(979,366)	(808,217)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of leasehold improvements	-	(14,453)

Net Cash (Used in) Investing Activities	-	(14,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	726,644	1,560,383
Payments of convertible notes payable	(54,989)	(50,000)
Proceeds from notes payable	25,000	-
Payments of notes payable	(9,900)	-
Proceeds from related parties	-	26,940
Payments to related parties	(10,143)	(665,864)

Net Cash Provided by Financing Activities	676,612	871,459

Net (Decrease) Increase in Cash	(302,754)	48,789

Cash - Beginning of Period	330,015	13,158

Cash - End of Period	$27,261	$61,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with conversion of convertible promissory notes and accrued interest	$529,717	$272,386
Initial recognition of derivative liability as debt discount	$695,801	$637,305
Reclassification of derivative liability to additional paid in capital	$533,830	$-

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 23% which is owned by the Company’s CEO who is a majority shareholder of the Parent Company) as of September 30, 2016. In the preparation of unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2016, and the results of operations and cash flows for the nine months ending September 30, 2016 have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2016, the Company reflected a non-controlling interest of $28,807 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the nine months ended September 30, 2016 the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2016 and December 31, 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2016 and December 31, 2015, management determined that an allowance is necessary which amounted to $38,000 at both dates. During the nine months ended September 30, 2016 and 2015, the Company recognized $20,275 and $0 respectively of expenses related to uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expenses for the nine months ended September 30, 2016 and 2015 was $176,618 and $267,903 respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and was deemed to be not material for the nine months ended September 30, 2016 and 2015, respectively.

Inventories

Inventories, consisting of finished goods related to our products are stated at the lower of cost or market utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations and there was an insignificant amount of inventory on hand at December 31, 2015. Due to the anticipation of customers needs the Company purchased inventory items and had $23,748 in inventory as of September 30, 2016.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2016 and 2015.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $0 during the nine months ended September 30, 2016. During the nine months ended September 30, 2015 the Company recorded stock based compensation of $44,100 to employees and $9,760 to non-employees.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

During the nine months ended September 30, 2016, one customer accounted for 22% of revenues.

During the nine months ended September 30, 2015, three customers accounted for 60% of revenues. The following is a list of percentage of revenue generated by the three customers:

Customer 1	13%
Customer 2	22%
Customer 3	25%
Total	60%

As of September 30, 2016, two customers accounted for 60% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1	16%
Customer 2	44%
Total	60%

As of December 31, 2015, three customers accounted for 65% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	14%
Customer 2	16%
Customer 3	35%
Total	65%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At September 30, 2016 the Company had 1,475,345,119 share equivalents issuable pursuant to embedded conversion features. At December 31, 2015 the Company had 1,240,096,048 share equivalents issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flows, except as described below.

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2016, the Company had an accumulated deficit of approximately $25 million, a stockholders’ deficit of approximately $7 million and a working capital deficiency of $7,447,743. The net cash used in operating activities for the nine months ended September 30, 2016 totaled $979,366.These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2016	December 31, 2015
Leasehold Improvements	2 years	$26,901	$26,901
Less: Accumulated amortization		(26,901)	(11,745)
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$0	$15,156

For the nine months ended September 30, 2016 and 2015, depreciation and amortization expense amounted to $15,156 and $5,270, respectively.

In June 2014 the Company negotiated to lease approximately 3,000 square feet of office space in New York City and made leasehold improvements totaling $12,448. In August 2015 the Company made leasehold improvements totaling $14,453. The Company began amortizing the balance on a straight-line basis for the term of 2 years commencing in July 2014 and August 2015. In September 2016 the Company moved its office to a different floor in the same building. Consequently, the company amortized the remainder of the leasehold improvements during September 2016. The monthly rent expense remained the same. The original monthly rent was $5,000 per month which was increased to $6,460 in November 2015.

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued unsecured notes payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011. The note was in default as of December 31, 2015. In February 2016 the Company paid the noteholder $19,133, the remaining $9,900 balance of the note and $9,233 in accrued interest. As of September 30, 2016 and December 31, 2015 the balance of the note was $0 and $9,900, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 4 – NOTES PAYABLE (continued)

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of September 30, 2016 and December 31, 2015 the notes amounted to $116,792 and $116,792 respectively.

On September 15, 2016, the Company issued a demand promissory note of $25,000 due December 22, 2016. The interest rate is 10% with a minimum guaranteed interest amount of $2,500. As of September 30, 2016 the balance of this note was $25,000.

As of September 30, 2016 and December 31, 2015, notes payable amounted to $141,792 and $126,692, respectively.

Accrued interest on the notes payable amounted to approximately $62,600 and $64,200 as of September 30, 2016 and December 31, 2015, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of September 30, 2016 and December 31, 2015.

NOTE 6 – ACCRUED EXPENSES

As of September 30, 2016 and December 31, 2015 the Company had accrued expenses of $2,187,393 and $2,024,457 respectively. The following table displays the accrued expenses by category.

	September 30, 2016	December 31, 2015
Operating Expenses	$17,700	$87,410
Lease Abandonment	164,375	164,375
Employee Commissions	79,934	60,590
Interest	392,373	276,791
Salaries	1,401,806	1,312,594
Sales Tax Payable	44,866	37,994
Payroll Liabilities	86,339	84,703
	$2,187,393	$2,024,457

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

	September 30, 2016	December 31, 2015
Secured convertible promissory notes	$2,838,798	$2,507,356

debt discount related to derivative liability	(467,013)	(1,221,506)

debt discount original issue discount	(29,633)	(57,352)

debt discount deferred financing costs	(8,105)	(4,189)
Secured convertible promissory notes– net	$2,334,047	$1,224,309

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012. The Company negotiated with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013. In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001per share. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001 per share. In October 2014 the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of September 30, 2016 and December 31, 2015.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.00075. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). The balance of the convertible debenture is $10,000 as of September 30, 2016 and December 31, 2015. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 8).

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.0008. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 8). The balance of this convertible debenture is $25,000 as of September 30, 2016 and as of December 31, 2015.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 8). The balance of this convertible debenture is $25,000 as of September 30, 2016 and as of December 31, 2015.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. In the first quarter of 2016 the Company paid $50,000 in reduction of one of the notes. The balance of these three notes was $100,000 and $150,000 as of September 30, 2016 and as of December 31, 2015, respectively.

On October 27, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 8). The Company also recorded OID of $1,600. The OID and debt discount were fully being amortized as of December 31, 2015. The balance of this convertible debenture as of September 30, 2016 and as of December 31, 2015 is $21,600.

On December 19, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 8). The Company also recorded OID of $2,000. The OID and debt discount were fully amortized as of December 31, 2015. In February 2016 the note holder converted $27,174 of the convertible promissory note payable balance and $2,174 of accrued interest into 559,006 common shares at the contractual rate of $.004 per share. The balance of this convertible debenture as of September 30, 2016 and as of December 31, 2015 is $0 and $27,174, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

In October 2014 a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party. In January 2015 the note holder converted $1,000 into 9,524 common shares at the contractual rate of $.105. In March 2015 the note holder converted $1,300 into 37,143 common shares at the contractual rate of $.035. In April and May 2015 the note holder converted $17,200 into 397,143 common shares at the contractual rate ranging from $.028 to $.055 per share. In March 2016 the Company paid the note holder the balance of the unsecured note payable of $4,989. The balance of this unsecured note payable as of September 30, 2016 and as of December 31, 2015 is $0 and $4,989, respectively.

On February 11, 2015 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 8), and derivative expense of $69,940. The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note. In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015. In August 2015 the note holder converted $10,000 of principle balance into 207,039 common shares at the contractual rate of $.0483 per share. In September 2015 the note holder converted $24,000 of principle balance into 496,894 common shares at the contractual rate of $.0483 per share. In October 2015 the note holder converted an additional $10,000 of principle balance into 226,757 common shares at the contractual rate of $.0441 per share. In March 2016 the note holder converted the remaining $14,696 of principle balance into 362,733 common shares at the contractual rate of $.0406 per share. The balance of the unsecured note payable amounted to $0 and $14,696 as of September 30, 2016 and as of December 31, 2015, respectively.

On May 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,789 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 8), and derivative expense of $37,775. The Company also recorded OID of $5,789 and deferred financing of $10,000. The OID, deferred financing and debt discount are being amortized over the term of the note. In December 2015 the note holder converted $23,000 of principle balance into 408,148 common shares at the contractual rate of $.0564 per share. In January 2016 the note holder converted $65,673 of principle balance into 941,913 common shares at the contractual rate ranging from $.0686 to $.0711 per share. In February the note holder converted the remaining balance of $27,117 of the convertible promissory note and $11,579 of accrued interest into 453,252 common shares at the contractual rate of $.0256 per share. The balance of the convertible promissory note amounted to $0 and $92,789 as of September 30, 2016 and as of December 31, 2015, respectively.

On May 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $32,895.

On May 27, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $31,433.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On June 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2015 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $29,386.

On June 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500 and deferred financing costs of $1,500. The OID, deferred financing and debt discount are being amortized over the term of the note. In June 2016 the note holder converted $5,000 of principle balance into 793,651 common shares at the contractual rate of $.0063 per share. The balance of the convertible promissory note amounted to $90,900 as of September 30, 2016 and $157,895 as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of December 31, 2015 amounted to $113,707.

On July 1, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $82,895.

On July 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $76,645.

On July 23, 2015 the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 8), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. In March 2016 the note holder converted $70,000 of principle balance into 1,454,545 common shares at the contractual rate of $.0482 per share. In April 2016 the note holder converted $15,000 of principle balance into 599,401 common shares at the contractual rate of $.0251 per share. In May 2016 the note holder converted $14,000 of principle balance into 909,091 common shares at the contractual rate of $.0154 per share. In the period of July 2016 through September 2016 the note holder converted $19,600 of principle balance into10,443,129 common shares at the contractual rate ranging from $.00121 to $.0038 per share. The balance of the convertible promissory note amounted to $310,839 and $429,439 as of September 30, 2016 and as of December 31, 2015, respectively. The debt discount was fully amortized as of September 30, 2016. The balance of the convertible promissory note net of debt discount as of December 31, 2015 amounted to $278,767.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On October 9, 2015 three convertible promissory notes mentioned above were assigned to a third party note holder with the same terms and balances. In February 2016 the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 419,048 common shares at the contractual rate of $.0525 per share. In March 2016 the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 419,048 common shares at the contractual rate of $.0525 per share.

In April 2016 the note holder converted an additional $15,000 of the convertible promissory note and $1,500 of accrued interest into 654,762 common shares at the contractual rate of $.0252 per share. In May 2016 the note holder converted $10,895 of the convertible promissory note and $1,089 of accrued interest into 713,346 common shares at the contractual rate of $.0168 per share. In the period of July 2016 through September 2016 the note holder converted $15,000 of principle balance into7,027,779 common shares at the contractual rate ranging from $.00126 to $.006 per share. The balance of the convertible promissory note amounted to $392,789 and $473,684 as of September 30, 2016 and as of December 31, 2015, respectively. The debt discount was fully amortized as of September 30, 2016. The balance of the convertible promissory note net of debt discount as of December 31, 2015 amounted to $159,101.

On October 19, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,500 as of September 30, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $151,250 and as of December 31, 2015 amounted to $38,750.

On November 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,500 as of September 30, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $138,750 and as of December 31, 2015 amounted to $26,250.

On December 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 8), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $263,158 as of September 30, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $211,075 and as of December 31, 2015 amounted to $23,575.

On January 19, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000 (see Note 8), and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $111,111 as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $81,944.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On February 5, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500 (see Note 8), and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $107,895.

On March 7, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940 (see Note 8), and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $118,573 as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $64,227.

On April 1, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $105,263 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $108,185, a debt discount of $95,000 (see Note 8), and derivative expense of $13,448. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $105,263 as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $55,263.

On May 23, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a five month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,144, a debt discount of $47,500 (see Note 8), and derivative expense of $17,776. The Company also recorded OID of $2,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $20,474.

On June 24, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $78,947 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,205, a debt discount of $71,250 (see Note 8), and derivative expense of $15,653. The Company also recorded OID of $3,750. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $78,947 as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $23,100.

On July 20, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,141, a debt discount of $47,500 (see Note 8), and derivative expense of $8,641. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $1,462.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (continued)

On July 29, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,137, a debt discount of $47,500 (see Note 8), and derivative expense of $8,637. The Company also recorded OID of $2,632 and deferred financing of $2,500. The OID, deferred financing, and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of September 30, 2016 amounted to $724.

On September 1, 2016 the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $157,895. In connection with the SPA, on September 1, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. On September 1, 2016, at the closing of the first tranche, the outstanding principle amount totaled $32,895. Each tranche will have a twelve month maturity date following the issuances of the tranche. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $35,086, a debt discount of $25,000 (see Note 8), and derivative expense of $10,086. The Company also recorded OID of $7,895. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $32,895 as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $2,741.

On September 2, 2016 the Company issued a second tranche on $25,000 related to the above note. The principal balance of the second tranche was recorded as $25,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $26,665, and derivative expense of $5,165. The Company also recorded deferred financing of $3,500. The deferred financing is being amortized over the term of the note. The balance of the convertible promissory note amounted to $25,000 as of September 30, 2016. The balance of the convertible promissory note net of deferred financing as of September 30, 2016 amounted to $2,083.

During the nine months ended September 30, 2016 and 2015 amortization of debt discount amounted to $1,460,187 and $475,654, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 8 – DERIVATIVE LIABILITY (continued)

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2014 to September 30, 2016:

Conversion feature
derivative liability
Balance at December 31, 2014	$1,462,984
Recognition of initial derivative liability	3,492,594
Reclass of derivative liability to additional paid in capital due to conversions	(1,196,842)
Change in fair value included in earnings	(40,494)
Balance at December 31, 2015	3,718,242
Initial fair value of derivative liability recorded as debt discount	695,801
Initial fair value of derivative liability charged to other expense	230,036
Reclass of derivative liability to additional paid in capital due to conversions	(533,830)
Change in fair value included in earnings	(1,472,386)
Balance at September 30, 2016	$2,637,863

Total derivative liability at September 30, 2016 and December 31, 2015 amounted to $2,637,863 and $3,718,242, respectively. The change in fair value included in earnings of $1,472,386 is due in part to the quoted market price of the Company’s common stock decreasing from $.126 at December 31, 2015 to $.0024 at September 30, 2016 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

September 30, 2016

Expected volatility	192% - 439%
Expected term	3 – 12 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 9 - STOCKHOLDERS’ DEFICIT

In March 2015 the Company approved a 1-30 Reverse Stock Split and on August 2, 2016 the Company approved a 1-35 Reverse Stock split. The financial statements have been retroactively restated to reflect the August 2, 2016 Reverse Split.

In January 2015 the Company made four issuances of common shares related to the same convertible note payable. The Company issued 17,143; 18,095; 18,095 and 19,048 shares of common stock at the contractual rate of $.378 for the reduction of $6,480; at the contractual rate of $.378 for the reduction of $6,840; at $.378 for the reduction of $6,840 and at $.315 for an additional reduction of $6,000 in principal of notes payable.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 9 - STOCKHOLDERS’ DEFICIT (continued)

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

In the period of January 1, 2016 through March 31, 2016 the Company issued 4,609,850 shares of common stock at contractual rates ranging from $.0483 to $.0711 for the conversion of $244,660 in principal of convertible notes payable and $17,753 in the conversion of accrued interest (See Note 7).

In the period of April 1, 2016 through June 30, 2016 the Company issued 3,670,250 shares of common stock at contractual rates ranging from $.0063 to $.0252 for the conversion of $59,895 in principal of convertible notes payable and $2,589 in the conversion of accrued interest (See Note 7).

In the period of July 1, 2016 through September 30, 2016 the Company issued 48,070,511 shares of common stock at contractual rates ranging from $.00121 to $.003 for the conversion of $96,595 in principal of convertible notes payable and $1,500 in the conversion of accrued interest (See Note 7).

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

The Company repaid $10,907 to the Chief Executive Officer and borrowed $2,484 in the second quarter of 2015. The Company repaid $140,330 to the Chief Executive Officer and borrowed $3,412 in the third quarter of 2015. In October 2015 the Company repaid $2,584 to the Chief Executive Officer. In the period of March 2016 through June 2016, the company repaid $8,334 to the Chief Executive Officer. In July 2016 the Company repaid $1,809 to the Chief Executive Officer. As of September 30, 2016 and December 31, 2015 the Company had a payable to the Chief Executive Officer of the Company amounting to $2,417 and $12,560, respectively. These advances are short-term in nature and non-interest bearing.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 11 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the nine months ended September 30, 2016 and 2015 totaled $20,543 and $18,047, respectively.

NOTE 12 - ACCRUED PAYROLL TAXES

As of September 30, 2016 and December 31, 2015 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $86,000 and $84,000, respectively. The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements. In period of January 2011 through September 2016 the Company has filed and paid its payroll liabilities timely.

NOTE 13 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the nine months ended September 30, 2016 and the year ended December 31, 2015 all material assets and revenues of the Company were in the United States.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016 the Company issued 58,941,209 shares of common stock upon conversion of $51,820 of convertible promissory notes and $500 of accrued interest.  These notes were converted at contractual rates ranging from $.00066 to $.00126.

On October 18, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $36,709, a debt discount of $25,000, and derivative expense of $11,709. The Company also will record OID of $1,316. The OID and debt discount will be amortized over the term of the note.

On October 28, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $36,709, a debt discount of $25,000, and derivative expense of $11,709. The Company also will record OID of $1,316. The OID and debt discount will be amortized over the term of the note.

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

Our Outlook

Our net sales are currently not sufficient to fund our operating expenses. We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company. These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to properly market our company in an effort to increase our sales. We are always looking for opportunities with new dealers to expand our IP based surveillance products offerings and plan to evaluate the market for our products throughout 2016 to determine whether we should hire additional employees in our sales force. We seek to leverage our current customer base which includes major international hotel chains, well known real estate development companies, and respected educational facilities, to build our reputation as a trusted security provider and generate customer referrals. Beginning in 2014 we also began targeting our marketing efforts toward the cannabis industry. We see the specific security needs of this industry, representing a significant opportunity for sales growth. Each state has specific requirements for security which includes extensive video surveillance and perimeter security. Additionally, some larger security companies have been hesitant to enter this market up to this point we believe this will help reduce competitive pressures. While we believe our strategy for growth will result in an increase in demand for our products and service and generate revenues, no assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

Results of Operations

Three and Nine Months Ended September 30, 2016

Compared to the Three and Nine Months Ended September 30, 2015

Net Sales

Overall, our net sales for the three and nine months ended September 30, 2016 decreased approximately 65% and 36% from the comparable periods in 2015. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2016 to 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	$	% of Total	$	% of Total	Variance
Sale of product	66,662	70%	209,996	78%	-68%
Service	28,338	30%	59,652	22%	-52%
Total	95,000	100%	269,648	100%	-65%

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	$	% of Total	$	% of Total	Variance
Sale of product	283,469	75%	400,080	68%	-29%
Service	93,019	25%	184,513	32%	-50%
Total	376,488	100%	584,593	100%	-36%

Sales of product for the three months ended September 30, 2016 decreased approximately 68% as compared to the three months ended September 30, 2015. The decrease is attributed to a lower sales force in the three months ended September 30, 2016. Sales of product for the nine months ended September 30, 2016 decreased approximately 29% as compared to the nine months ended September 30, 2015 attributed to a lower sales force in the nine months ended September 30, 2016. Service revenue decreased by approximately 52% and 50% in the three and nine months ended September 30, 2016 respectively, compared to the same periods in 2015, due to customers decreasing their service needs in 2016 compared to 2015.

Net sales decreased due to lower customers’ service needs. In an effort to continue to increase our sales in future periods, we believe we need to hire additional sales staff to initiate a telemarketing campaign and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales decreased approximately 84% for the three months ended September 30, 2016 compared to September 30, 2015. Cost of sales decreased approximately 38% for the nine months ended September 30, 2016 compared to September 30, 2015. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2016 to 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	$	% of Total	$	% of Total	Variance
Cost of product	12,887	38%	141,005	68%	-91%
Cost of service	20,992	62%	65,594	32%	-68%
Total	33,879	100%	206,599	100%	-84%

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	$	% of Total	$	% of Total	Variance
Cost of product	125,023	60%	198,207	59%	-37%
Cost of service	83,036	40%	136,806	41%	-39%
Total	208,059	100%	335,013	100%	-38%

During the three months ended September 30, 2016, our cost of product decreased approximately 91% as compared to the three months ended September 30, 2015 which is directly related to the decrease in product sales for the same period. During the nine months ended September 30, 2016, our cost of product decreased approximately 37% as compared to the nine months ended September 30, 2015 which is also directly related to the decrease in product sales for the same period. Our cost of services for 2016 decreased 68% and 39% as compared to the three and nine months ended September 30, 2015 due to less installation fees for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

Total operating expenses for the three months ended September 30, 2016 were $377,101, a decrease of $63,581, or approximately 14%, from total operating expenses for the comparable three months ended September 30, 2015 of $440,682. This decrease is primarily attributable to compensation and related taxes and less marketing efforts offset slightly by bad debt expense recognized in the three months ended September 30, 2016

.

Total operating expenses for the nine months ended September 30, 2016 were $1,217,148, an increase of $42,837, or approximately 4%, from total operating expenses for the comparable nine months ended September 30, 2015 of $1,174,311.This increase is primarily attributable to an increase in legal and accounting expenses, research and development, bad debt expense which was offset by a decrease in rent expense and a decrease in marketing and public relations expense.

Loss from Operations

We reported a loss from operations of $315,980 and $1,048,719 for the three and nine months ended September 30, 2016, as compared to a loss from operations of $377,633 and $924,731 for the three and nine months ended September 30, 2015. This represented a decrease of $61,653 or 16% and an increase of $123,988 or 13% respectively, for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

Other Income (Expense)

Total other income was $1,005,095 for the three months ended September 30, 2016 as compared to total other expense of $990,832 for the three months ended September 30, 2015. The increase in other income was primarily attributable to the change in fair value of derivative liabilities. Total other expense was $505,218 for the nine months ended September 30, 2016 as compared to total other expense of $1,450,748 for the nine months ended September 30, 2015. The decrease in other expense was primarily attributable to a decrease in initial derivative expense and a decrease in loss on conversion of related party loans offset by an increase in change in fair value of derivative liabilities and an increase in amortization of debt discount.

Net Income (Loss)

We reported a net income of $689,115 and a net loss of $1,553,937 for the three and nine months ended September 30, 2016 as compared to a net loss of $1,368,465 and $2,375,479 for the three and nine months ended September 30, 2015. Net loss from non-controlling interest for the three and nine months ended September 30, 2016 was $4,107 and $3,525 respectively compared to net income of $44,862 and $94,798 for the three and nine months ended September 30, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2016, we had a cash balance of $27,261. Our working capital deficit is $7,447,743 at September 30, 2016.

We reported a net decrease in cash for the nine months ended September 30, 2016 of $302,754. While we currently have no material commitments for capital expenditures, at September 30, 2016 we owed approximately $141,792 under various notes payable. During the nine month period ended September 30, 2016, we have raised $726,644 of net proceeds from convertible notes payable.

Accrued expenses were $2,187,393 as of September 30, 2016 and consist of the following:

● Accrued salaries for certain employees amounting to $1,401,806

● Accrued commissions for certain employees amounting to $79,934

● Sales tax payable of $44,866

● Lease abandonment charges of $164,375

● Accrued interest of $392,373

● Accrued payroll liabilities and taxes of $86,339

● Other accrued expenses of $17,700

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

On September 1, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a 5% Original Issue Discount Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $157,895 (the “Principal Amount”) in multiple tranches. Pursuant to the Transaction Documents, on or about September 1, 2016, the Company received $25,000 (before expenses and fees) related to the first tranche in funding from the Investor. The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Note and tranches shall mature on twelve months following the funding of each tranche (the “Maturity Date”) and shall accrue interest at an annual rate equal to 10%. The Principal Amount shall be paid on the Maturity Date (or sooner as provided in the Note) in cash. The interest shall be paid on the Maturity Date (or sooner as provided in the Note) in cash or in shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In accordance with the terms of the Note, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 60% of the lowest traded price in the prior thirty (30) trading days.

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $1,553,937 during the nine months ended September 30, 2016. At September 30, 2016 we had a working capital deficit of $7,447,743. We do not anticipate we will be profitable in 2016. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the nine months ended September 30, 2016 and the year ended December 31, 2015 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2016 amounted to $976,366 and was primarily attributable to our net loss of $1,553,937 coupled with a change in fair value of derivative liabilities of $1,472,386 and a decrease in other assets of $47,687. The losses were offset by depreciation of $15,156, derivative liability expenses of $230,036, amortization of debt discount of $1,460,187, amortization of deferred financing costs of $4,583, amortization of original issue discount of $70,259, bad debt expense of $20,275, and an increase in accounts receivable, accounts payable and accrued expenses of $294,148. Net cash flows used in operating activities for the nine months ended September 30, 2015 amounted to $808,217 and was primarily attributed to our net loss of $2,375,479 change in fair value of derivative liabilities of $518,096, off set by depreciation of $5,270, derivative liability expenses of $1,042,768, amortization of debt discount of $475,654, amortization of deferred financing costs of $27,354,common stock issued for compensation and services of $53,860, loss on conversion of related party loan of $284,805 and other assets and liabilities of $164,423.

Investing Activities

Net cash flows provided by investing activities was $0 for the nine months ended September 30, 2016. Net cash flows used in investing activities related to leasehold improvements amount to $14,453 for the nine months ended September 30, 2015.

Financing activities

Net cash flows provided by financing activities was $676,612 for the nine months ended September 30, 2016. We received proceeds from convertible notes payable of $726,644 and proceeds from notes payable of $25,000 offset by payments on convertible notes payable of $54,989, payments on notes payable of $9,900 and payments to related parties of $10,143. Net cash flows provided by financing activities was $871,459 for the nine months ended September 30, 2015. We received proceeds from convertible notes payable of $1,560,383 and proceeds of $26,940 from related parties. We made payments of $50,000 related to notes payable and payments to related parties $665,864.

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

The following table summarizes our contractual obligations as of September 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

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

Recent Accounting Pronouncements and Adoption of New Accounting Principles

There are no recent accounting pronouncements or new accounting principles that have an effect on the Company’s financial statements, except as described below.

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 20, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $1,462.

On July 29, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The Company also recorded OID of $2,632 and deferred financing of $2,500. The OID, deferred financing, and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of September 30, 2016 amounted to $724.

On September 1, 2016 the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $157,895. In connection with the SPA, on September 1, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. On September 1, 2016, at the closing of the first tranche, the outstanding principle amount totaled $32,895. Each tranche will have a twelve month maturity date following the issuances of the tranche. The Company also recorded OID of $7,895. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $32,895 as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2016 amounted to $2,741.

On September 2, 2016 the Company issued a second tranche on $25,000 related to the above note. The principal balance of the second tranche was recorded as $25,000 with a twelve month maturity date. The balance of the convertible promissory note amounted to $25,000 as of September 30, 2016. The balance of the convertible promissory note net of deferred financing as of September 30, 2016 amounted to $2,083.

On October 18, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. The Company also will record OID of $1,316. The OID and debt discount will be amortized over the term of the note.

On October 28, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. The Company also will record OID of $1,316. The OID and debt discount will be amortized over the term of the note.

In the period of July 1, 2016 through September 30, 2016 the Company issued 48,070,511 shares of common stock at contractual rates ranging from $.00121 to $.003 for the conversion of $96,595 in principal of convertible notes payable and $1,500 in the conversion of accrued interest.

Subsequent to September 30, 2016 the Company issued 46,623,027 shares of common stock upon conversion of $43,210 of convertible promissory notes and $500 of accrued interest. These notes were converted at contractual rates ranging from $.00072 to $.00126.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: November 21, 2016	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

Date: November 21, 2016	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer
Principal Financial Officer

