Form 10-K
period 2016-12-31
DIRECTVIEW HOLDINGS INC
filed 2017-04-17
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2016, was $322,602.42. As of April 13, 2017, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 997,794,385.

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

We target businesses of various sizes ranging from residential to large scale businesses. Our main markets can be divided into five categories which include:

●	Transportation (Airports, Heliports, and Bus Terminals)

●	Hospitality (Hotels, Golf Courses, and Bar/Restaurant)

●	Industrial (Warehouse, Storage, and Manufacturing)

●	Educational (Daycare, Private Schools, Learning Centers/Religious Organizations

●	Residential (Condos/Co-ops, Property Management Companies, and Private Homes)

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

Our Customers

In 2015, two customers, Hilton Hotel and JRM Construction accounted for revenues of $419,000 which is approximately 52% of our total consolidated revenues in 2015. In 2016, one customer accounted for 82,000 which is approximately 18% of our total consolidated revenues in 2016.

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

We have incurred losses since our inception, and have an accumulated deficit of $27,844,136 as of December 31, 2016. Our operations have been financed primarily through the issuance of equity and debt. For the year ended December 31, 2016, net loss and cash used in operations were $4,797,652 and $1,046,575, respectively. We are constantly evaluating our cash needs and our burn rate, in order to make appropriate adjustments in operating expenses. We anticipate that our cash used in operations will continue to increase as a result of becoming a public company as a result of increased professional fees. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern. If we are unable to continue as a going concern and were forced to cease operations, it is likely that our stockholders would lose their entire investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE WERE FORCED TO CEASE OUR BUSINESS AND OPERATIONS, YOU WOULD LOSE YOUR INVESTMENT IN OUR COMPANY.

Our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contains an explanatory paragraph raising doubt as to our ability to continue as a going concern as a result of our losses from operations, stockholders’ deficit and negative working capital. Our consolidated financial statements, which appear elsewhere in this Form 10-K, are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

At December 31, 2016 we had approximately $87,000 of accrued but unpaid payroll taxes due the federal government which includes penalties and interest. We do not have the funds necessary to satisfy this obligation. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Ralston, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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

We currently use general office space in Boca Raton, Florida from a related party. The facility is provided to us at no cost by our Chief Executive Officer and Chairman, Roger Ralston. We believe that our facility is adequate to meet our current needs.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are quoted on the OTC Markets OTC Pink under the symbol “DIRV”. The OTC Markets OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTC Markets OTC Pink equity security is not listed or traded on a national securities exchange.

The following table sets forth the high and low price for our common stock for each quarter during the 2016 and 2015 fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal 2016	High	Low
First Quarter (January 1 – March 31)	$0.192	$0.087
Second Quarter (April 1 – June 30)	$0.101	$0.010
Third Quarter (July 1 – September 30)	$0.021	$0.002
Fourth Quarter (October 1 – December 31	$0.003	$0.0007

Fiscal 2015	High	Low
First Quarter (January 1 – March 31)	$1.68	$0.052
Fourth Quarter (April 1 – June 30)	$0.73	$0.07
Third Quarter (July 1 – September 30)	$0.273	$0.080
Fourth Quarter (October 1 – December 31)	$0.217	$0.080

(b) Holders of Common Equity

As of April 13, 2017, there were approximately 200 stockholders of record. An additional number of stockholders are beneficial holders of our common stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

We have not paid any cash dividends to our holders of common stock. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

(d) Securities Authorized for Issuance under Equity Compensation Plans

On October 21, 2016, the Board of Directors of the Company approved the adoption of Amendment No. 1 to the DirectView Holdings, Inc. 2014 Incentive Plan (the “Plan”) to increase the authorized shares under the Plan to 50,000,000. On November 23, 2016, the Company filed a Registration Statement on Form S-8 to register with the U.S. Securities and Exchange Commission 30,000,000 shares of the Company’s common stock, which may be issued by the Company upon the exercise of options granted, or other awards made, pursuant to the terms of the Plan. Please see the Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the U.S. Securities and Exchange Commission on November 23, 2017.

Recent Sales of Unregistered Securities

Other than as disclosed below, there were no sales of unregistered securities not already reported on the Company’s quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

On January 19, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. In December 2016 the note holder converted $15,700 of principle balance into 37,380,952 common shares at an exercise price of $.00042 per share. The balance of the convertible promissory note amounted to $94,411 as of December 31, 2016.

On February 5, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2016.

On March 7, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $118,573 as of December 31, 2016.

On April 1, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $105,263 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $105,263 as of December 31, 2016.

On May 23, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $52,632 with a five month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2016.

On June 24, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $78,947 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $78,947 as of December 31, 2016.

On July 20, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2016.

On July 29, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2016.

On September 1, 2016 the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $157,895. In connection with the SPA, on September 1, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. On September 1, 2016, at the closing of the first tranche, the outstanding principle amount totaled $32,895. Each tranche will have a twelve month maturity date following the issuances of the tranche. The balance of the convertible promissory note amounted to $32,895 as of December 31, 2016.

On September 2, 2016 the Company issued a second tranche on $25,000 related to the above note. The principal balance of the second tranche was recorded as $25,000 with a twelve month maturity date. The balance of the convertible promissory note amounted to $25,000 as of December 31, 2016.

On October 18, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2016.

On October 28, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2016.

On November 18, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2016.

On December 23, 2016 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $51,579 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $51,579 as of December 31, 2016.

Subsequent to December 31, 2016 the Company issued 572,863,415 shares of common stock upon conversion of $144,101 of convertible promissory notes and $4,170 of accrued interest. These notes were converted at contractual rates ranging from $.00015 to $.00042.

On January 17, 2017 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On February 1, 2017 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

In connection with the SPA executed on September 1, 2016 on February 3, 2017 and on April 10, 2017 the Company issued two 5% original issue discount convertible promissory notes with an aggregate principal balance amounting to $21,053 and $15,789, respectively. These convertible debentures convert at 60% of the lowest trading price during the 30 days prior to conversion.

On April 10, 2017 the Company issued a 5% original issue discount convertible promissory note with a principal balance of $15,789 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

The above issuances of securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

Our Outlook

Our net sales are currently not sufficient to fund our operating expenses. We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company. These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to properly market our company in an effort to increase our sales. We are always looking for opportunities with new dealers to expand our IP based surveillance products offerings and plan to evaluate the market for our products throughout 2017 to determine whether we should hire additional employees in our sales force. We seek to leverage our current customer base which includes major international hotel chains, well known real estate development companies, and respected educational facilities, to build our reputation as a trusted security provider and generate customer referrals. Beginning in 2014 we also began targeting our marketing efforts toward the cannabis industry. We see the specific security needs of this industry, representing a significant opportunity for sales growth. Each state has specific requirements for security which includes extensive video surveillance and perimeter security. Additionally, some larger security companies have been hesitant to enter this market up to this point we believe this will help reduce competitive pressures. While we believe our strategy for growth will result in an increase in demand for our products and service and generate revenues, no assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Sales

Overall, our net sales for the year ended December 31, 2016 decreased approximately 38% from the comparable periods in 2015. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2016 to 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	$	% of Total	$	% of Total	Variance
Sale of product	309,687	67%	598,774	74%	-48%
Service	151,015	33%	205,620	26%	-27%
Total	460,702	100%	804,394	100%	-43%

Sales of product for the year ended December 31, 2016 decreased approximately 48% as compared to the year ended December 31, 2015.  The decrease is attributed to a lower sales force in the year ended December 31, 2016. Service revenue decreased by approximately 27% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was due to customers decreasing their service needs in 2016 compared to 2015.

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

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales decreased approximately 55% for the year ended December 31, 2016 compared to December 31, 2015. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2016 to 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	$	% of Total	$	% of Total	Variance
Cost of product	134,662	58%	354,007	69%	-62%
Cost of service	96,603	42%	159,887	31%	-40%
Total	231,265	100%	513,894	100%	-55%

During the year ended December 31, 2016, our cost of product decreased approximately 62% as compared to the year ended December 31, 2015 which is directly related to the decrease in product sales for the same period. Our cost of services for 2016 decreased 40% as compared to the year ended December 31, 2015 due to less installation fees for year ended December 31, 2016 compared to the year ended December 31, 2015.

Total operating expenses for the year ended December 31, 2016 were $1,630,979, a decrease of $436,193, or approximately 21%, from total operating expenses for the comparable year ended December 31, 2015 of $2,067,172. This decrease is primarily attributable to marketing and public relations, rent and compensation and related taxes.

Loss from Operations

We reported a loss from operations of $1,401,542 for the year ended December 31, 2016, as compared to a loss from operations of $1,776,672 for the year ended December 31, 2015. This represented a decrease of $375,130 or 21% for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Other Income (Expense)

Total other expense was $3,396,110 for the year ended December 31, 2016 as compared to total other expense of $2,596,346 for the year ended December 31, 2015. The decrease in other expense was primarily attributable to the change in fair value of derivative liabilities, initial derivative expense and amortization of debt discount.

Net Income (Loss)

We reported a net loss of $4,797,652 and a net loss of $4,373,018 for the years ended December 31, 2016 and December 31, 2015, respectively. Net income from non-controlling interest for the year ended December 31, 2016 was $35,072 compared to a net loss of $62,767 for the year ended December 31, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2016, we had a cash balance of $58,449. Our working capital deficit is $10,142,955 at December 31, 2016.

We reported a net decrease in cash for the year ended December 31, 2016 of $271,566. While we currently have no material commitments for capital expenditures, at December 31, 2016 we owed approximately $116,792 under various notes payable. During the twelve month period ended December 31, 2016, we have raised $850,644 of net proceeds from convertible notes payable.

Accrued expenses were $2,346,521 as of December 31, 2016 and consist of the following:

●	Accrued salaries for certain employees amounting to $1,476,917

●	Accrued commissions for certain employees amounting to $79,934

●	Sales tax payable of $46,771

●	Lease abandonment charges of $164,375

●	Accrued interest of $463,218

●	Accrued payroll liabilities and taxes of $86,873

●	Other accrued expenses of $28,433

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $4,797,652 during the twelve months ended December 31, 2016. At December 31, 2016 we had a working capital deficit of $10,142,955. We do not anticipate we will be profitable in 2017. Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2016 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the year ended December 31, 2016 amounted to $1,046,575 and was primarily attributable to our net loss of $4,797,652 coupled with an increase in accounts receivable of $4,676 and an increase in other assets of $53,605. The losses were offset by depreciation of $15,156, common stock issued for compensation and services of $69,864, change in fair value of derivative liabilities of $958,072, derivative liability expenses of $348,244, amortization of debt discount of $1,721,296, amortization of deferred financing costs of $6,288, amortization of original issue discount of $86,524, bad debt expense of $106,898, deferred revenue of $38,500 and an increase in accounts payable and accrued expenses of $458,516. Net cash flows used in operating activities for the year ended December 31, 2015 amounted to $1,263,626 and was primarily attributable to our net loss of $4,373,018, offset by depreciation of $8,633, $343,860 of common stock issued for compensation and services, and net derivative expenses of $1,479,865, add back of amortization of debt issuance cost and debt discount of $919,034.

Investing Activities

Net cash flows provided by investing activities was $0 for year ended December 31, 2016. Net cash flows used in investing activities related to leasehold improvements amount to $14,453 for the year ended December 31, 2015.

Financing activities

Net cash flows provided by financing activities was $775,009 for the year ended December 31, 2016. We received proceeds from convertible notes payable of $850,644 and proceeds from notes payable of $25,000 offset by payments on convertible notes payable of $54,989, payments on notes payable of $34,900 and payments to related parties of $10,746. Net cash flows provided by financing activities was $1,594,936 for the year ended December 31, 2015. We received proceeds from notes payable of $2,296,438 and proceeds due to related parties of $26,940. We made payments of $50,000 related to notes payable and $678,442 to related parties.

Going Concern

The Company does not generate significant revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations as a going concern is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. As disclosed herein, we have entered into various convertible debt financing transactions to finance our business operations.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table summarizes our contractual obligations as of December 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Short term loans- unrelated party	$146,015	146,015	—	—	—
Operating Leases	$164,375	164,375	—	—	—
Purchase Obligations	$—	—	—	—	—
Total Contractual Obligations:	$310,390	310,390	—	—	—

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include revenue recognition and accounting for stock based compensation, use of estimates, accounts receivable, property and equipment, derivative liabilities and income taxes.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2016, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2016, (iii) a lack of segregation of duties within accounting functions, (iv) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (v) ineffective controls over period end financial close and reporting processes. Therefore, our internal controls over financial reporting were not effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is information concerning our executive officers and directors:

Name	Age	Position

Roger Ralston	48	Chief Executive Officer and Chairman of the Board of Directors

Michele Ralston	47	Chief Financial Officer, Secretary, Treasurer and Director

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2016.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)		Total ($) (j)
Roger Ralston (1)	2016	276,924						40,000		316,924
	2015	276,924	-	-	-	-	-	300,000	(4)	576,924
	2014	276,924	-	-	-	-	-	387,500	(3)	664,424

Michele Ralston (2)	2016	72,000								72,000
	2015	72,000	-	-	-	-	-	-		72,000
	2014	72,000	-	-	-	-	-	-		72,000

(1)	Accrued but unpaid compensation due to Mr. Ralston during fiscal 2016, 2015 and 2014 amounted to approximately 830,772

(2)	Accrued but unpaid compensation due to Mrs. Ralston during fiscal 2016, 2015 and 2014 amounted to approximately 216,000.

(3)	Represents compensation of 25,000,000 shares of common stock issued at $0.0155.

(4)	Represents compensation of 100,000,000 shares of common stock issued at $0.003 for retirement of loans payable.

(5)	Represents compensation of 50,000,000 shares of common stock issued at $0.0008 for compensation.

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. No member of our Board of Directors received compensation for their services for the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the close of business on April 13, 2017, we had outstanding 997,794,385 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of April 13, 2017 by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;

●	each of our current directors;

●	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and

●	all our current executive officers and directors as a group.

Shares of common stock of the Company beneficially owned and percentage ownership before this offering is based on 997,794,385 shares of common stock outstanding as of April 13, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record date, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Beneficially Owned” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%. Unless otherwise indicated, the address of each of the following persons is 21218 Saint Andrews Blvd., Suite 323, Boca Raton, Florida, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name of Beneficial Owner (1)	Shares of Seres A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Roger Ralston	51	100%	52,880,953	5.30%
Chief Executive Officer, President, Chairman

Michele Ralston	0	0%	278	* %
Chief Financial Officer, Secretary, Treasurer and Director

All officers and directors as a group (2 persons)	51	100%	52,881,231	5.30%

All officers, directors and 5% holders as a group (2 persons)	51	100%	52,881,231	5.30%

*represents less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)

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

Based on 997,794,385 shares of common stock outstanding as of April 13, 2017.

(3)	Each one share of the Series A Preferred Stock has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings.

Description of Securities

General

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value of $0.0001 per share, of which 51 shares are authorized as Series A Preferred Stock and 51 shares of Series A Preferred Stock are issued and outstanding. As of April 13, 2017 there were 997,794,385 shares of our common stock issued and outstanding held by 192 holders of record of our common stock.

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

During the six months ended June 30, 2016, the Company paid $18,915 in accrued interest to the Chief Executive Officer. Additionally, as of December 31, 2016 and as of December 31, 2015 $0 and $48,478 of accrued interest due to related parties has been included in accrued expenses.

The Company repaid $10,907 to the Chief Executive Officer and borrowed $2,484 in the second quarter of 2015. The Company repaid $140,330 to the Chief Executive Officer and borrowed $3,412 in the third quarter of 2015. In October 2015 the Company repaid $2,584 to the Chief Executive Officer. In the period of March 2016 through June 2016, the company repaid $8,334 to the Chief Executive Officer. In July 2016 the Company repaid $1,809 to the Chief Executive Officer. In July 2016 the Company repaid $1,809 to the Chief Executive Officer. In November 2016 the Company repaid $603 to the Chief Executive Officer. As of December 31, 2016 and December 31, 2015 the Company had a payable to the Chief Executive Officer of the Company amounting to $1,814 and $12,560, respectively. These advances are short-term in nature and non-interest bearing.

Below is a summary of the accrued salaries due to our executive officers:

Name	December 31, 2016
Roger Ralston	$1,239,258
Michele Ralston	226,204
Total	$1,465,462

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

	Year Ended December 31,
Category	2015	2016
Audit Fees(1)	$20,000	$20,000
Audit Related Fees(2)	$15,000	$15,000
Tax Fees(3)	-	-
All Other Fees(4)	-	-

(1)	Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)	Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non-year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.2	Delaware Amended Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.3	Delaware Bylaws (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.4	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.5	Delaware Certificate of Conversion (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.6	Nevada Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.7	Nevada Bylaws (incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.8	Nevada Certificate of Amendment (incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.9	Nevada Certificate of Amendment (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 19, 2016)

3.10	Amendment to Articles of Incorporation, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2016)

3.11	Amendment to Articles of Incorporation, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2016)

4.2	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2016)

10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2016)

10.2	DirectView Holdings, Inc. 2014 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 13, 2014)

Amendment No. 1 to the DirectView Holdings, Inc. 2014 Incentive Plan ((incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 23, 2016)

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

DIRECTVIEW HOLDINGS, INC.

April 17, 2017	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director	April 17, 2017
Roger Ralston	(Principal Executive Officer)

/s/ Michele Ralston	Chief Financial Officer and Director	April 17, 2017
Michele Ralston	(Principal Financial Officer) (Principal Accounting Officer)

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$58,449	$330,015
Accounts Receivable - net	85,455	187,677
Inventory	29,953	-
Other Current Assets	52,556	47,489

Total Current Assets	226,413	565,181

PROPERTY AND EQUIPMENT - Net	-	15,156
OTHER ASSETS	26,167	7,582

Total Assets	$252,580	$587,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $309,302 and $1,283,047	$2,492,573	$1,224,309
Short Term Advances	146,015	146,015
Notes Payable	116,792	126,692
Accounts Payable	270,516	158,658
Accrued Expenses	2,346,521	2,024,457
Deferred Revenue	38,500	-
Due to Related Parties	1,814	12,560
Derivative Liability	4,956,637	3,718,242
Total Current Liabilities	10,369,368	7,410,933

Total Liabilities	10,369,368	7,410,933

STOCKHOLDERS’ DEFICIT:

Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of December 31, 2016 and 0 shares issued and outstanding as of December 31, 2015)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 426,830,970 and 13,035,581 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively)	42,683	1,304
Additional Paid-in Capital	17,687,405	16,224,907
Accumulated Deficit	(27,844,136)	(23,081,557)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(10,114,048)	(6,855,346)

Non-Controlling Interest in Subsidiary	(2,740)	32,332

Total Stockholders’ Deficit	(10,116,788)	(6,823,014)

Total Liabilities and Stockholders’ Deficit	$252,580	$587,919

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

NET SALES:
Sales of Product	$309,687	$598,774
Services	151,015	205,620
Total Net Sales	460,702	804,394

COST OF SALES:
Cost of Product	134,662	354,007
Cost of Services	96,603	159,887
Total Cost of Sales	231,265	513,894

GROSS PROFIT	229,437	290,500

OPERATING EXPENSES:
Marketing and Public Relations	178,495	443,015
Rent	79,320	97,203
Depreciation	15,156	8,632
Bad Debt Expense	106,898	627
Research and Development	18,014	21,019
Compensation and Related Taxes	508,575	790,336
Other Selling, General and Administrative	724,521	706,340

Total Operating Expenses	1,630,979	2,067,172

LOSS FROM OPERATIONS	(1,401,542)	(1,776,672)

OTHER INCOME (EXPENSES):
Gain on conversion of related party loan	10,264	-
Change in Fair Value of Derivative Liabilities	(958,072)	40,404
Initial Derivative Expense	(348,244)	(1,479,865)
Interest Income	271	23,696
Amortization of Debt Discount	(1,721,296)	(919,034)
Amortization of Deferred Financing Costs	(6,288)	(32,729)
Interest Expense	(372,745)	(228,818)

Total Other Expense	(3,396,110)	(2,596,346)

NET LOSS	(4,797,652)	(4,373,018)

Less: Net Income (Loss) Attributable to Non-Controlling Interest	35,072	(62,767)

Net Loss Attributable to DirectView Holdings, Inc.	$(4,762,580)	$(4,435,785)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.08)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	56,188,593	257,604,137

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional		Non-	Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2014	-	-	412,598	41	14,056,182	(18,645,772)	(30,435)	(4,619,984)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			9,676,793	968	618,319			619,287

Issuance of Common Stock for Compensation and Services			2,850,952	285	343,575			343,860

Issuance of Common Stock in satisfaction of amount due to related party			95,238	10	9,990			10,000

Adjustment to APIC to reflect change in fair value of derivative liabilities upon conversion of promissory notes					1,196,841			1,196,841

Net loss for the year						(4,435,785)	62,767	(4,373,018)

Balance at December 31, 2015	-	-	13,035,581	1,304	16,224,907	(23,081,557)	32,332	(6,823,014)

Issuance of Common Stock in connection with the conversion of promissory notes and accrued interest			343,035,717	34,304	559,679			593,983

Reclassification of derivative liability to additional paid in capital					840,039			840,039

Issuance of Common Stock for Compensation and Services			70,759,672	7,076	62,788			69,864

Adjustment to agree to transfer agent report			-	(1)	(8)			(9)

Net loss for the year						(4,762,579)	(35,072)	(4,797,651)

Balance at December 31, 2016	-	-	426,830,970	42,683	17,687,405	(27,844,136)	(2,740)	(10,116,788)

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,797,652)	$(4,373,018)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	15,156	8,633
Common stock issued for compensation and services	69,864	343,860
Change in fair value of derivative liabilities	958,072	(40,404)
Initial derivative liability expense	348,244	1,479,865
Amortization of debt discount	1,721,296	919,034
Amortization of deferred financing costs	6,288	32,729
Bad debt expenses	106,898	627
Amortization of original issue discount	86,524	51,629
(Increase) Decrease in:
Accounts receivable	(4,676)	(128,290)
Other current assets	(5,067)	(52,616)
Other assets	(48,538)	-
Gain on conversion of related party loan	(10,264)	-
Increase (Decrease) in:
Accounts payable	75,412	3,943
Accrued expenses	393,368	490,382
Deferred revenue	38,500

Net Cash (Used in) Operating Activities	(1,046,575)	(1,263,626)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of leasehold improvements	-	(14,453)

Net Cash (Used in) Investing Activities	-	(14,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	850,644	2,296,438
Payments of convertible notes payable	(54,989)	(50,000)
Proceeds from notes payable	25,000	-
Payments of notes payable	(34,900)	-
Proceeds from related parties	-	26,940
Payments to related parties	(10,746)	(678,442)

Net Cash Provided by Financing Activities	775,009	1,594,936

Net (Decrease) Increase in Cash	(271,566)	316,857

Cash - Beginning of Period	330,015	13,158

Cash - End of Period	$58,449	$330,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with conversion of convertible promissory notes and accrued interest	$1,434,022	$619,287
Issuance of Common Stock in satisfaction of amount due to related party	$-	$10,000
Initial recognition of derivative liability as debt discount	$1,044,053	$1,101,046
Reclassification of derivative liability to additional paid in capital	$840,039	$-

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 12% which is owned by the Company’s CEO) as of December 31, 2016. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

All share and per share amounts have been presented to give retroactive effect to a 1 for 30 reverse-stock split that occurred in March 2015.

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

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2016, the Company reflected a non-controlling interest of ($2,740) in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the year ended December 31, 2016 the Company had not reached bank balances exceeding the FDIC insurance limit. For the year ended December 31, 2015 the Company was over the insured limit by $58,390. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2016 and December 31, 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. As of December 31, 2016 and 2015 there were not any cash equivalents.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2016 and December 31, 2015, management determined that an allowance is necessary which amounted to $38,000 at both dates. During the years ended December 31, 2016 and 2015, the Company recognized $106,898 and $627 respectively of expenses related to uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expense for the years ended December 31, 2016 and 2015 was $178,495 and $443,015 respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and were deemed to be not material for the years ended December 31, 2016 and 2015, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations and there was an insignificant amount of inventory on hand at December 31, 2015. Due to the anticipation of customers needs the Company purchased inventory items and had $29,953 in inventory as of December 31, 2016.

Property and Equipment

Property and equipment is carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized on a straight-line basis over the term of the lease.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2016 and 2015.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $60,932 to employees and $8,932 to non-employees during the year ended December 31, 2016. The company recorded stock based compensation expense of $334,100 to employees and $9,760 to non-employees during the year ended December 31, 2015.

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

Cost of sales includes cost of products and cost of service. Product cost includes the cost of products and delivery costs. Cost of services includes labor and fuel expenses.

Cost of sales includes cost of products and cost of service. Product cost includes the cost of products and freight costs. Cost of services includes labor and fuel expenses.

Concentrations of Credit Risk and Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. Almost all of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

During the year ended December 31, 2016, one customer accounted for 18% of revenues.

During the year ended December 31, 2015, two customers accounted for 52% of revenues. The following is a list of percentage of accounts receivable owed by the two customers.

Customer 1	16%
Customer 2	36%
Total	52%

As of December 31, 2016, three customers accounted for 39% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	13%
Customer 2	13%
Customer 3	13%
Total	39%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, one customer accounted for 36% of total accounts receivable.

As of December 31, 2015, three customers accounted for 65% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	14%
Customer 2	16%
Customer 3	35%
Total	65%

Research and Development

Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service (hereinafter “product”) or a new process or technique (hereinafter “process”) or in bringing about a significant improvement to an existing product or process. Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. Per FASB ASC 730, the Company expenses research and development cost as incurred.

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

Net Loss per Common Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At December 31, 2016 the Company had 5,946,749,740 share equivalents issuable pursuant to embedded conversion features. At December 31, 2015 the Company had 1,240,096,048 share equivalents issuable pursuant to embedded conversion features.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2016, the Company had an accumulated deficit of approximately $28 million, a stockholders’ deficit of approximately $10 million and a working capital deficiency of $10,142,955. The net cash used in operating activities for the year ended December 31, 2016 totaled $1,046,575. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  Management intends to attempt to raise funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2016	December 31, 2015
Leasehold Improvements	2 years	$26,901	$26,901
Less: Accumulated amortization		(26,901)	(11,745)
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$0	$15,156

For the years ended December 31, 2016 and 2015, depreciation and amortization expense amounted to $15,156 and $8,632, respectively.

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

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued an unsecured note payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011. The note was in default as of December 31, 2015. In February 2016 the Company paid the noteholder $19,133, the remaining $9,900 balance of the note and $9,233 in accrued interest. As of December 31, 2016 and December 31, 2015 the balance of the note was $0 and $9,900, respectively.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of December 31, 2016 and December 31, 2015 the notes amounted to $116,792 and $116,792 respectively.

On September 15, 2016, the Company issued a demand promissory note of $25,000 due December 22, 2016. The interest rate is 10% with a minimum guaranteed interest amount of $2,500. In December 2016 the Company paid the balance of the note leaving the balance at $0 as of December 31, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 and December 31, 2015, notes payable amounted to $116,792 and $126,692, respectively.

Accrued interest on the notes payable amounted to approximately $66,000 and $64,200 as of December 31, 2016 and December 31, 2015, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of December 31, 2016 and December 31, 2015.

NOTE 6 – ACCRUED EXPENSES

As of December 31, 2016 and December 31, 2015 the Company had accrued expenses of $2,346,521 and $2,024,457 respectively. The following table displays the accrued expenses by category.

	December 31, 2016	December 31, 2015

Operating Expenses	$28,433	$87,410
Lease Abandonment	164,375	164,375
Employee Commissions	79,934	60,590
Interest	463,218	276,791
Salaries	1,476,917	1,312,594
Sales Tax Payable	46,771	37,994
Payroll Liabilities	86,873	84,703
	$2,346,521	$2,024,457

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	December 31, 2016	December 31, 2015

Convertible promissory notes	$2,801,875	$2,507,356

debt discount	(282,217)	(1,221,506)

debt discount original issue discount	(20,686)	(57,352)

debt discount deferred financing	(6,399)	(4,189)
Convertible promissory notes– net	$2,492,573	$1,224,309

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012. The Company negotiated with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $ .0001. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013. In June 2013 the note holder converted $764 into common shares at the contractual rate of $.0001 per share. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.0001 per share. In October 2014 the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of December 31, 2016 and December 31, 2015.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.00075. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). The balance of the convertible debenture is $10,000 as of December 31, 2016 and December 31, 2015. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 8).

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.0008. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 8). The balance of this convertible debenture is $25,000 as of December 31, 2016 and as of December 31, 2015.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 8). The balance of this convertible debenture is $25,000 as of December 31, 2016 and as of December 31, 2015.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $.0175 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. In the first quarter of 2016 the Company paid $50,000 in reduction of one of the notes. The balance of these three notes was $100,000 and $150,000 as of December 31, 2016 and as of December 31, 2015, respectively.

On October 27, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 8). The Company also recorded OID of $1,600. The OID and debt discount were fully being amortized as of December 31, 2015. The balance of this convertible debenture as of December 31, 2016 and as of December 31, 2015 is $21,600.

On December 19, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 8). The Company also recorded OID of $2,000. The OID and debt discount were fully amortized as of December 31, 2015. In February 2016 the note holder converted $27,174 of the convertible promissory note payable balance and $2,174 of accrued interest into 559,006 common shares at the contractual rate of $.004 per share. The balance of this convertible debenture as of December 31, 2016 and as of December 31, 2015 is $0 and $27,174, respectively.

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

On February 11, 2015 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date. This convertible debenture converts at the lower of $.0025 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 8), and derivative expense of $69,940. The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note. In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015. In August 2015 the note holder converted $10,000 of principle balance into 207,039 common shares at the contractual rate of $.0483 per share. In September 2015 the note holder converted $24,000 of principle balance into 496,894 common shares at the contractual rate of $.0483 per share. In October 2015 the note holder converted an additional $10,000 of principle balance into 226,757 common shares at the contractual rate of $.0441 per share. In March 2016 the note holder converted the remaining $14,696 of principle balance into 362,733 common shares at the contractual rate of $.0406 per share. The balance of the unsecured note payable amounted to $0 and $14,696 as of December 31, 2016 and as of December 31, 2015, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,789 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 8), and derivative expense of $37,775. The Company also recorded OID of $5,789 and deferred financing of $10,000. The OID, deferred financing and debt discount are being amortized over the term of the note. In December 2015 the note holder converted $23,000 of principle balance into 408,148 common shares at the contractual rate of $.0564 per share. In January 2016 the note holder converted $65,673 of principle balance into 941,913 common shares at the contractual rate ranging from $.0686 to $.0711 per share. In February the note holder converted the remaining balance of $27,117 of the convertible promissory note and $11,579 of accrued interest into 453,252 common shares at the contractual rate of $.0256 per share. The balance of the convertible promissory note amounted to $0 and $92,789 as of December 31, 2016 and as of December 31, 2015, respectively.

On May 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $32,895.

On May 27, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $31,433.

On June 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $29,386.

On June 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500 and deferred financing costs of $1,500. The OID, deferred financing and debt discount are being amortized over the term of the note. In June 2016 the note holder converted $5,000 of principle balance into 793,651 common shares at the contractual rate of $.0063 per share. During the period of October 1, 2016 through December 31, 2016 the note holder converted $85,620 of principle balance into 136,000,000 common shares at contractual rates ranging from $.00042 to $.0026 per share. The balance of the convertible promissory note amounted to $5,280 as of December 31, 2016 and $157,895 as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of December 31, 2015 amounted to $113,707.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2016 and as of December 31, 2015. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $82,895.

On July 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In September 2016 the note holder converted $9,720 of principle balance into 5,400,000 common shares at a contractual rate of $.00018 per share. The balance of the convertible promissory note amounted to $148,175 and $157,895 as of December 31, 2016 and as of December 31, 2015, respectively. The debt discount and OID were fully amortized as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $76,645.

On July 23, 2015 the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 8), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. In March 2016 the note holder converted $70,000 of principle balance into 1,454,545 common shares at the contractual rate of $.0482 per share. In April 2016 the note holder converted $15,000 of principle balance into 599,401 common shares at the contractual rate of $.0251 per share. In May 2016 the note holder converted $14,000 of principle balance into 909,091 common shares at the contractual rate of $.0154 per share. In the period of July 2016 through September 2016 the note holder converted $19,600 of principle balance into10,443,129 common shares at the contractual rate ranging from $.00121 to $.0038 per share. In the period of October 2016 through December 2016 the note holder converted $29,700 of principle balance into 50,900,083 common shares at the contractual rate ranging from $.00041 to $.00121 per share. The balance of the convertible promissory note amounted to $281,139 and $429,439 as of December 31, 2016 and as of December 31, 2015, respectively. The debt discount was fully amortized as of September 30, 2016. The balance of the convertible promissory note net of debt discount as of December 31, 2015 amounted to $278,767.

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

In April 2016 the note holder converted an additional $15,000 of the convertible promissory note and $1,500 of accrued interest into 654,762 common shares at the contractual rate of $.0252 per share. In May 2016 the note holder converted $10,895 of the convertible promissory note and $1,089 of accrued interest into 713,346 common shares at the contractual rate of $.0168 per share. In the period of July 2016 through September 2016 the note holder converted $15,000 of principle balance into7,027,779 common shares at the contractual rate ranging from $.00126 to $.006 per share. In the period of October 2016 through December 2016 the note holder converted $27,500 of principle balance and $2,750 of accrued interest into 57,016,668 common shares at the contractual rate ranging from $.0004 to $.00126 per share. The balance of the convertible promissory note amounted to $365,289 and $473,684 as of December 31, 2016 and as of December 31, 2015, respectively. The debt discount was fully amortized as of September 30, 2016. The balance of the convertible promissory note net of debt discount as of December 31, 2015 amounted to $159,101.

On October 19, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016 the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 and $157,500 as of December 31, 2016 and as of December 31, 2015, respectively. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $38,750.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016 the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 and $157,500 as of December 31, 2016 and as of December 31, 2015, respectively. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $26,250.

On December 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 8), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount are being amortized over the term of the note. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $263,158 as of December 31, 2016 and as of December 31, 2015. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $23,575.

On January 19, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000 (see Note 8), and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. In December 2016 the note holder converted $15,700 of principle balance and into 37,380,952 common shares at a contractual rate of $.00042 per share. The balance of the convertible promissory note amounted to $94,411 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $91,244.

On February 5, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500 (see Note 8), and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $145,395.

On March 7, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940 (see Note 8), and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $118,573 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $93,869.

On April 1, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $105,263 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $108,185, a debt discount of $95,000 (see Note 8), and derivative expense of $13,448. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $105,263 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $80,263.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 23, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a five month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,144, a debt discount of $47,500 (see Note 8), and derivative expense of $17,776. The Company also recorded OID of $2,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $32,974.

On June 24, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $78,947 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,205, a debt discount of $71,250 (see Note 8), and derivative expense of $15,653. The Company also recorded OID of $3,750. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $78,947 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $41,850.

On July 20, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,141, a debt discount of $47,500 (see Note 8), and derivative expense of $8,641. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $10,651.

On July 29, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,137, a debt discount of $47,500 (see Note 8), and derivative expense of $8,637. The Company also recorded OID of $2,632 and deferred financing of $2,500. The OID, deferred financing, and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of December 31, 2016 amounted to $9,079.

On September 1, 2016 the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $157,895. In connection with the SPA, on September 1, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. On September 1, 2016, at the closing of the first tranche, the outstanding principle amount totaled $32,895. Each tranche will have a twelve month maturity date following the issuances of the tranche. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $35,086, a debt discount of $25,000 (see Note 8), and derivative expense of $10,086. The Company also recorded OID of $7,895. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $32,895 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $5,340.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 2, 2016 the Company issued a second tranche on $25,000 related to the above note. The principal balance of the second tranche was recorded as $25,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $26,665, and derivative expense of $5,165. The Company also recorded deferred financing of $3,500. The deferred financing is being amortized over the term of the note. The balance of the convertible promissory note amounted to $25,000 as of December 31, 2016. The balance of the convertible promissory note net of deferred financing as of December 31, 2016 amounted to $8,333.

On October 18, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 8), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $10,965.

On October 28, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $26,316 (see Note 8), and derivative expense of $10,393. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $7,455.

On November 18, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 8), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2016 amounted to $6,579.

On December 23, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $51,579 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,398, OID of $2,579 and derivative expense of $84,398. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $51,579 as of December 31, 2016. The balance of the convertible promissory note net of OID as of December 31, 2016 amounted to $49,108.

During the twelve months ended December 31, 2016 and 2015 amortization of debt discount amounted to $1,721,296 and $919,034, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2014 to December 31, 2016:

Conversion feature derivative liability
Balance at December 31, 2014	$1,462,984
Recognition of initial derivative liability	3,492,594
Reclass of derivative liability to additional paid in capital due to conversions	(1,196,842)
Change in fair value included in earnings	(40,494)
Balance at December 31, 2015	3,718,242
Initial fair value of derivative liability recorded as debt discount	772,118
Initial fair value of derivative liability charged to other expense	348,244
Reclass of derivative liability to additional paid in capital due to conversions	(824,742)
Change in fair value included in earnings	958,072
Balance at December 31, 2016	$4,956,637

Total derivative liability at December 31, 2016 and December 31, 2015 amounted to $4,956,637 and $3,718,242, respectively. The change in fair value included in earnings of $840,039 is due in part to the quoted market price of the Company’s common stock decreasing from $.126 at December 31, 2015 to $.001 at December 31, 2016 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

December 31, 2016

Expected volatility	192% - 452%
Expected term	3 – 12 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the period of January 1, 2016 through December 31, 2016 the Company issued 343,035,717 shares of common stock at contractual rates ranging from $.0004 to $.0711 for the conversion of $593,983 in principal and accrued interest of convertible notes payable (See Note 7).

In the period of October 1, 2016 through December 31, 2016 the Company issued 64,379,836 shares of common stock to employees of the Company for $60,932 in non cash compensation. In the same period the Company issued 6,379,836 shares of common stock to service professionals for $8,932 of services rendered. These shares were valued at the closing market price on the date of issuance which ranges from $.0008 to $.0015. These shares vested immediately upon issuance and accordingly their value was recorded as stock compensation expense.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties. During the year ended December 31, 2016 the Company repaid to the Chief Executive Officer the entire balance of the $48,478 of accrued interest due to him as of December 31, 2015 resulting in a $0 balance as of December 31, 2016.

The Company repaid $10,907 to the Chief Executive Officer and borrowed $2,484 in the second quarter of 2015. The Company repaid $140,330 to the Chief Executive Officer and borrowed $3,412 in the third quarter of 2015. In October 2015 the Company repaid $2,584 to the Chief Executive Officer. In the period of March 2016 through June 2016, the company repaid $8,334 to the Chief Executive Officer. In July 2016 the Company repaid $1,809 to the Chief Executive Officer. In July 2016 the Company repaid $1,809 to the Chief Executive Officer. In November 2016 the Company repaid $603 to the Chief Executive Officer. As of December 31, 2016 and December 31, 2015 the Company had a payable to the Chief Executive Officer of the Company amounting to $1,814 and $12,560, respectively. These advances are short-term in nature and non-interest bearing.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the years ended December 31, 2016 and 2015 totaled $20,543 and $18,047, respectively.

NOTE 12 - ACCRUED PAYROLL TAXES

As of December 31, 2016 and December 31, 2015 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $87,000 and $84,000, respectively. The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements. In period of January 2011 through September 2016 the Company has filed and paid its payroll liabilities timely.

NOTE 13 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the twelve months ended December 31, 2016 and the year ended December 31, 2015 all material assets and revenues of the Company were in the United States.

NOTE 14 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company estimates its net operating loss carry forward for tax purposes to be approximately $9.7 million at December 31, 2016, expiring through the year 2036. As noted below, the Company is delinquent in its income tax filings and has not reported its losses to the taxing authorities since 2010. Therefore, utilization of tax losses may be limited due to non-filing of returns for 2011, 2012, 2013, 2014 and 2015. Also, Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The Company last filed an income tax return for the year ended December 31, 2010. Tax years ending December 31, 2016, 2015, 2014, 2013, 2012 and 2011 will be subject to IRS examination for a period of three years after the file dates, and the Company’s tax net operating loss carryforwards have not yet been established with the taxing authorities due to non-filing.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2016 and 2015:

	2016	2015
Tax benefit computed at “expected” statutory rate	$(1,679,000)	$(1,531,000)
State income taxes, net of federal benefit	(168,000)	(153,000)
Stock based compensation and other permanent differences	1,193,000	1,037,000
Increase in valuation allowance	654,000	647,000
Net income tax benefit	$-	$-

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforward	$2,957,000	$2,302,000
Accrued lease abandonment costs	63,000	63,000
Allowance for doubtful accounts	46,000	15,000
Accrued salaries	576,000	608,000
Total Deferred tax asset	3,642,000	2,988,000
Less: Valuation allowance	(3,642,000)	(2,988,000)
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2016 and 2015, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $654,000 and $647,000 during 2016 and 2015, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2016 the Company issued 572,863,415 shares of common stock upon conversion of $144,101 of convertible promissory notes and $4,170 of accrued interest. These notes were converted at contractual rates ranging from $.00015 to $.00042.

On January 17, 2017 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $25,772, OID of $750 and derivative expense of $25,772. The OID will be amortized over the term of the note.

On February 1, 2017 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $43,061, OID of $1,316 and derivative expense of $43,061. The OID will be amortized over the term of the note.

In connection with the SPA executed on September 1, 2016 (See Note 7), on February 3, 2017 and on April 10, 2017 the Company issued two 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $21,053 and $15,789, respectively. These convertible debentures convert at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory notes, the Company accounted for the conversion feature as derivative liabilities. In connection herewith, the Company recorded a derivative liability of $34,449, derivative expense of $34,449, and OID of $1,053 related to the February 3, 2017 convertible promissory note. The Company recorded a derivative liability of $25,835, derivative expense of $25,835, and OID of $789 related to the April 10, 2017 convertible promissory note. The OID for both convertible promissory notes will be amortized over the term of the notes.

On April 10, 2017 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $25,835, OID of $789 and derivative expense of $25,835. The OID will be amortized over the term of the note.

