Form 10-K/A
period 2016-12-31
DIRECTVIEW HOLDINGS INC
filed 2017-04-18
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the DirectView Holdings, Inc. (the “Company”) Annual Report on Form 10-K for the period ended December 31, 2016, originally filed with the U.S. Securities and Exchange Commission on April 17, 2017 (the “Form 10-K”), is solely to correct a scrivener’s error by adding the auditor’s report in the Amendment.

No other changes have been made in this Amendment to the Form 10-K. This Amendment speaks as of the original date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

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

DIRECTVIEW HOLDINGS, INC.

April 18, 2017	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director	April 18, 2017
Roger Ralston	(Principal Executive Officer)

/s/ Michele Ralston	Chief Financial Officer and Director	April 18, 2017
Michele Ralston	(Principal Financial Officer) (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DirectView Holdings, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of DirectView Holdings, Inc. & Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. DirectView Holdings, Inc. & Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DirectView Holdings, Inc. & Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net cash used in operations of approximately $1,047,000 for the year ended December 31, 2016. The Company also had an accumulated deficit of approximately $27,844,000, a stockholders’ deficit of approximately $10,117,000 and a working capital deficiency of approximately $10,143,000 at December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Coconut Creek, Florida

April 17, 2017

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

