Form 10-Q
period 2017-03-31
DIRECTVIEW HOLDINGS INC
filed 2017-05-23
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 22, 2017, there were 997,794,385 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$40,951	$58,449
Accounts Receivable - net	170,622	85,455
Inventory	32,536	29,953
Other Current Assets	54,233	52,556

Total Current Assets	298,342	226,413

OTHER ASSETS	14,252	26,167

Total Assets	$312,594	$252,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $145,984 and $309,302	$2,574,909	$2,492,573
Short Term Advances	146,015	146,015
Notes Payable	176,559	116,792
Accounts Payable	299,123	270,516
Accrued Expenses	2,492,507	2,346,521
Deferred Revenue	38,500	38,500
Due to Related Parties	1,814	1,814
Derivative Liability	2,365,589	4,956,637
Total Current Liabilities	8,095,016	10,369,368

Total Liabilities	8,095,016	10,369,368

STOCKHOLDERS' DEFICIT:

Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of March 31, 2017 and 0 shares issued and outstanding as of December 31, 2016)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 4,998,472 and 2,134,155 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	500	213
Additional Paid-in Capital	18,102,862	17,729,875
Accumulated Deficit	(25,900,437)	(27,844,136)

Total DirectView Holdings, Inc. Stockholders' Deficit	(7,797,075)	(10,114,048)

Non-Controlling Interest in Subsidiary	14,653	(2,740)

Total Stockholders' Deficit	(7,782,422)	(10,116,788)

Total Liabilities and Stockholders' Deficit	$312,594	$252,580

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016

NET SALES:
Sales of Product	$58,517	$162,267
Services	69,400	16,397
Total Net Sales	127,917	178,664

COST OF SALES:
Cost of Product	30,047	80,505
Cost of Services	13,795	34,897
Total Cost of Sales	43,842	115,402

GROSS PROFIT	84,075	63,262

OPERATING EXPENSES:
Marketing and Public Relations	2,438	96,594
Rent	645	21,180
Depreciation	-	3,362
Research and Development	3,700	5,554
Compensation and Related Taxes	110,830	114,201
Other Selling, General and Administrative	128,361	254,138

Total Operating Expenses	245,974	495,029

LOSS FROM OPERATIONS	(161,899)	(431,767)

OTHER INCOME (EXPENSES):
Gain on Change in Fair Value of Derivative Liabilities	2,469,356	1,812,825
Initial Derivative Expense	(103,281)	(150,630)
Amortization of Debt Discount	(153,550)	(555,749)
Amortization of Deferred Financing Costs	(6,708)	-
Interest Expense	(82,826)	(100,302)

Total Other Income	2,122,991	1,006,144

NET INCOME	1,961,092	574,377

Net (Income) Loss Attributable to Non-Controlling Interest	(17,393)	582

Net Income Attributable to DirectView Holdings, Inc.	$1,943,699	$574,959

NET INCOME PER COMMON SHARE:
Basic and Diluted	$0.43	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	4,506,194	2,607,072

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,961,092	$574,377
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	-	3,362
Gain on change in fair value of derivative liabilities	(2,469,356)	(1,812,825)
Initial derivative liability expense	103,281	150,630
Amortization of debt discount	153,550	555,749
Amortization of deferred financing costs	1,708	4,125
Amortization of original issue discount	11,945	26,005
(Increase) Decrease in:
Accounts receivable	(85,167)	(26,261)
Other current assets	(1,677)	(28,123)
Other assets	9,332	-
Increase (Decrease) in:
Accounts payable	32,808	(13,960)
Accrued expenses	145,986	41,894

Net Cash (Used in) Operating Activities	(136,498)	(525,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	60,000	307,655
Payments of convertible notes payable	-	(9,900)
Proceeds from notes payable	59,000	-
Payments to related parties	-	(603)

Net Cash Provided by Financing Activities	119,000	297,152

Net (Decrease) Increase in Cash	(17,498)	(227,875)

Cash - Beginning of Period	58,449	330,015

Cash - End of Period	$40,951	$102,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$17,754
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with conversion of convertible promissory notes and accrued interest	$148,301	$262,413
Initial recognition of derivative liability as debt discount	$103,281	$494,269
Reclassification of derivative liability to additional paid in capital	$224,973	$-

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 12% which is owned by the Company’s CEO) as of March 31, 2017. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on April 17, 2017.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2017, and the results of operations and cash flows for the three months ending March 31, 2017 have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

All share and per share amounts have been presented to give retroactive effect to a 1 for 200 reverse stock split that occurred May 22, 2017.

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

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the unaudited consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2017, the Company reflected a non-controlling interest of $14,653 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying unaudited consolidated balance sheets.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the three months ended March 31, 2017 and for the year ended December 31, 2016 the Company did not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2017 and December 31, 2016. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. As of March 31, 2017 and December 31, 2016 there were not any cash equivalents.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2017 and December 31, 2016, management determined that an allowance is necessary which amounted to $120,000 at both dates. During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company recognized $0 and $106,898 respectively of expenses related to uncollectible accounts receivable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Advertising

Advertising is expensed as incurred. Advertising expense for the three months ended March 31, 2017 and 2016 was $2,438 and $96,594 respectively.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and were deemed to be not material for the three months ended March 31, 2017 and 2016, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers needs the Company purchased inventory items and had $32,536 and $29,953 in inventory as of March 31, 2017 and December 31, 2016, respectively.

Property and Equipment

Property and equipment is carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the term of the lease.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2017 and 2016.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $0 during the three months ended March 31, 2017 and 2016.

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

During the three months ended March 31, 2017, three customers accounted for 58% of revenues. The following is a list of percentage of revenue generated by the three customers:

Customer 1	12%
Customer 2	22%
Customer 3	24%
Total	58%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

During the three months ended March 31, 2016, two customers accounted for 62% of revenues. The following is a list of percentage of revenue generated by the two customers:

Customer 1	46%
Customer 2	16%
Total	62%

As of March 31, 2017, two customers accounted for 32% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1	15%
Customer 2	17%
Total	32%

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At March 31, 2017 the Company had 50,396,191 share equivalents issuable pursuant to embedded conversion features. At December 31, 2016 the Company had 29,733,748 share equivalents issuable pursuant to embedded conversion features.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2017, the Company had an accumulated deficit of approximately $26 million, a stockholders’ deficit of approximately $8 million and a working capital deficiency of $7,796,674. The net cash used in operating activities for the three months ended March 31, 2017 totaled $136,498. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  Management intends to attempt to raise funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2017	December 31, 2016
Leasehold Improvements	2 years	$26,901	$26,901
Less: Accumulated amortization		(26,901)	(26,901)
Furniture and fixtures	3 years	2,771	2,771
Less: Accumulated depreciation		(2,771)	(2,771)
		$0	$0

For the three months ended March 31, 2017 and 2016, depreciation and amortization expense amounted to $0 and $3,362, respectively.

In June 2014 the Company negotiated to lease approximately 3,000 square feet of office space in New York City and made leasehold improvements totaling $12,448. In August 2015 the Company made leasehold improvements totaling $14,453. The Company began amortizing the balance on a straight-line basis for the term of 2 years commencing in July 2014 and August 2015. In September 2016 the Company moved its office to a different floor in the same building. Consequently, the company amortized the remainder of the leasehold improvements during September 2016. The monthly rent expense remained the same. The original monthly rent was $5,000 per month which was increased to $6,460 in November 2015. In January the Company relocated and has not entered into another lease agreement.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

NOTE 4 – NOTES PAYABLE

In November 2009, the Company issued an unsecured note payable of $20,000. The note is payable either in cash or security equivalent at the option of the Company. In the event the Company repays this note in shares of the Company’s common stock the rate is $0.05 per share. The note payable bears 6% interest per annum and matured in May 2010. In January 2010, this note was satisfied by issuing a note payable to another unrelated party with the same terms and conditions except for its maturity date changed to January 2011. The note was in default as of December 31, 2015. In February 2016 the Company paid the noteholder $19,133, the remaining $9,900 balance of the note and $9,233 in accrued interest leaving the balance at $0 as of December 31, 2016.

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of March 31, 2017 and December 31, 2016 the notes amounted to $116,792 and $116,792 respectively.

On September 15, 2016, the Company issued a demand promissory note of $25,000 due December 22, 2016. The interest rate is 10% with a minimum guaranteed interest amount of $2,500. In December 2016 the Company paid the balance of the note leaving the balance at $0 as of December 31, 2016.

On March 6, 2017, the Company issued a 10% original issue discount (OID) promissory note with a principal balance of $66,667 due August 6, 2017 with an interest rate of 10%. In connection with the original issue discount promissory note the Company recorded OID of $6,667 and deferred financing of $1,000 which are to be amortized over the term of the note. As of March 31, 2017 the balance of the original issue discount promissory note amounted to $59,767, net of $6,000 of OID and $900 in deferred financing.

As of March 31, 2017 and December 31, 2016, notes payable amounted to $176,559 and $126,692, respectively.

Accrued interest on the notes payable amounted to approximately $62,000 and $57,000 as of March 31, 2017 and December 31, 2016, respectively and is included in accrued expenses.

NOTE 5 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of March 31, 2017 and December 31, 2016.

NOTE 6 – ACCRUED EXPENSES

As of March 31, 2017 and December 31, 2016 the Company had accrued expenses of $2,346,521 and $2,024,457 respectively. The following table displays the accrued expenses by category.

	March 31, 2017	December 31, 2016
Operating Expenses	$26,171	$28,433
Lease Abandonment	164,375	164,375
Employee Commissions	79,934	79,934
Interest	529,832	463,218
Salaries	1,545,724	1,476,917
Sales Tax Payable	48,818	46,771
Payroll Liabilities	97,653	86,873
	$2,492,507	$2,346,521

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	March 31, 2017	December 31, 2016
Secured convertible promissory notes	$2,720,893	$2,801,875

debt discount liability	(128,767)	(282,217)

debt discount original issue discount	(12,530)	(20,686)

debt discount deferred financing	(4,687)	(6,399)
Secured convertible promissory notes– net	$2,574,909	$2,492,573

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes are in default at December 31, 2012. The Company negotiated with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013 the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $.02. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which has been fully amortized as of December 31, 2013. In June 2013 the note holder converted $764 into common shares at the contractual rate of $.02 per share. In March 2014 the note holder converted an additional $990 into common shares at the contractual rate of $.02 per share. In October 2014 the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of March 31, 2017 and December 31, 2016.

On October 10, 2013 the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.15. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). The balance of the convertible debenture is $10,000 as of March 31, 2017 and December 31, 2016. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 8).

On December 11, 2013 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.16. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 8). The balance of this convertible debenture is $25,000 as of March 31, 2017 and December 31, 2016.

On January 16, 2014 the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 8). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 8). The balance of this convertible debenture is $25,000 as of March 31, 2017 and December 31, 2016.

In March 2014 the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $3.50 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. In the first quarter of 2016 the Company paid $50,000 in reduction of one of the notes. The balance of these three notes was $100,000 as of March 31, 2017 and December 31, 2016.

On October 27, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.050 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 8). The Company also recorded OID of $1,600. The OID and debt discount were fully being amortized as of December 31, 2015. The balance of this convertible debenture as of March 31, 2017 and December 31, 2016 was $21,600.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

On December 19, 2014 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 8). The Company also recorded OID of $2,000. The OID and debt discount were fully amortized as of December 31, 2015. In February 2016 the note holder converted $27,174 of the convertible promissory note payable balance and $2,174 of accrued interest into 2,795 common shares at the contractual rate of $.80 per share. The balance of this convertible debenture as of March 31, 2017 and December 31, 2016 was $0.

In October 2014 a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party. In January 2015 the note holder converted $1,000 into 48 common shares at the contractual rate of $21. In March 2015 the note holder converted $1,300 into 185 common shares at the contractual rate of $7. In April and May 2015 the note holder converted $17,200 into 1,985 common shares at the contractual rate ranging from $5.60 to $11 per share. In March 2016 the Company paid the note holder the balance of the unsecured note payable of $4,989. The balance of this unsecured note payable as of March 31, 2017 and December 31, 2016 was $0.

On February 11, 2015 the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 8), and derivative expense of $69,940. The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note. In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015. In August 2015 the note holder converted $10,000 of principle balance into 1,035 common shares at the contractual rate of $9.66 per share. In September 2015 the note holder converted $24,000 of principle balance into 2,484 common shares at the contractual rate of $9.66 per share. In October 2015 the note holder converted an additional $10,000 of principle balance into 1,134 common shares at the contractual rate of $8.82 per share. In March 2016 the note holder converted the remaining $14,696 of principle balance into 1,814 common shares at the contractual rate of $8.12 per share. The balance of the unsecured note payable amounted to $0 as of March 31, 2017and December 31, 2016.

On May 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,789 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 8), and derivative expense of $37,775. The Company also recorded OID of $5,789 and deferred financing of $10,000. The OID, deferred financing and debt discount are being amortized over the term of the note. In December 2015 the note holder converted $23,000 of principle balance into 2,041 common shares at the contractual rate of $11.28 per share. In January 2016 the note holder converted $65,673 of principle balance into 4,710 common shares at the contractual rate ranging from $13.72 to $14.22 per share. In February 2016 the note holder converted the remaining balance of $27,117 of the convertible promissory note and $11,579 of accrued interest into 2,266 common shares at the contractual rate of $5.12 per share. The balance of the convertible promissory note amounted to $0 as of March 31, 2017 and December 31, 2016.

On May 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $32,895.

On May 27, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $31,433.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

On June 5, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 8), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $29,386.

On June 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500 and deferred financing costs of $1,500. The OID, deferred financing and debt discount are being amortized over the term of the note. In June 2016 the note holder converted $5,000 of principle balance into 3,968 common shares at the contractual rate of $1.26 per share. During the period of October 1, 2016 through December 31, 2016 the note holder converted $85,620 of principle balance into 680,000 common shares at contractual rates ranging from $.084 to $.52 per share. In January 2017 the note holder converted the remaining principal balance of $5,280 into 62,857 common shares at the contractual rate of $.084. The balance of the convertible promissory note amounted to $0 and $5,280 as of March 31, 2017 and December 31, 2016, respectively. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of December 31, 2015 amounted to $113,707.

On July 1, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $82,895.

On July 15, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 8), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In September 2016 the note holder converted $9,720 of principle balance into 27,000 common shares at a contractual rate of $.036 per share. In January 2017 the note holder converted $22,421 of principle balance into 386,510 common shares at a contractual rates ranging from $.03 to $.084 per share. The balance of the convertible promissory note amounted to $125,754 and $148,175 as of March 31, 2017 and December 31, 2016, respectively. The debt discount and OID were fully amortized as of September 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $76,645.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

On July 23, 2015 the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 8), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. In March 2016 the note holder converted $70,000 of principle balance into 7,273 common shares at the contractual rate of $9.64 per share. In April 2016 the note holder converted $15,000 of principle balance into 2,997 common shares at the contractual rate of $5.02 per share. In May 2016 the note holder converted $14,000 of principle balance into 4,545 common shares at the contractual rate of $3.08 per share. In the period of July 2016 through September 2016 the note holder converted $19,600 of principle balance into 52,216 common shares at the contractual rate ranging from $.242 to $.76 per share. In the period of October 2016 through December 2016 the note holder converted $29,700 of principle balance into 254,500 common shares at the contractual rate ranging from $.082 to $2.42 per share. In January 2017 the note holder converted $40,100 of principle balance into 771,429 common shares at a contractual rates ranging from $.034 to $.078 per share. The balance of the convertible promissory note amounted to $241,039 and $281,139 as of March 31, 2017 and December 31, 2016, respectively. The debt discount was fully amortized as of September 30, 2016.

On October 9, 2015 three convertible promissory notes mentioned above were assigned to a third party note holder with the same terms and balances. In February 2016 the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 2,095 common shares at the contractual rate of $10.50 per share. In March 2016 the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 2,095 common shares at the contractual rate of $10.50 per share.

In April 2016 the note holder converted an additional $15,000 of the convertible promissory note and $1,500 of accrued interest into 3,273 common shares at the contractual rate of $5.04 per share. In May 2016 the note holder converted $10,895 of the convertible promissory note and $1,089 of accrued interest into 3,566 common shares at the contractual rate of $3.36 per share. In the period of July 2016 through September 2016 the note holder converted $15,000 of principle balance into 35,138 common shares at the contractual rate ranging from $.252 to $1.20 per share. In the period of October 2016 through December 2016 the note holder converted $27,500 of principle balance and $2,750 of accrued interest into 285,083 common shares at the contractual rate ranging from $.08 to $.252 per share. In January 2017 the note holder converted $42,000 of principle balance and $4,200 of accrued interest into 1,093,125 common shares at the contractual rate ranging from $.036 to $.08 per share. The balance of the convertible promissory note amounted to $323,289 and $365,289 as of March 31, 2017 and December 31, 2016, respectively. The debt discount was fully amortized as of September 30, 2016.

On October 19, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016 the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2017 and December 31, 2016.

On November 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 8), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016 the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2017 and December 31, 2016.

On December 18, 2015 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 8), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount are being amortized over the term of the note. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $263,158 as of March 31, 2017 and December 31, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

On January 19, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000 (see Note 8), and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. In December 2016 the note holder converted $15,700 of principle balance into 186,904 common shares at a contractual rate of $.084 per share. During the period of In January through February 2017 the note holder converted $34,300 of principle balance and into 550,396 common shares at contractual rates ranging from $.036 to $.084 per share. The balance of the convertible promissory note amounted to $61,000 and $95,411 as of March 31, 2017 and December 31, 2016, respectively. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $61,111 and $91,244, respectively.

On February 5, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500 (see Note 8), and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $157,895 and $145,395, respectively.

On March 7, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940 (see Note 8), and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $118,573 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $$118,573 and $93,869, respectively.

On April 1, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $105,263 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $108,185, a debt discount of $95,000 (see Note 8), and derivative expense of $13,448. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $105,263 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $105,263 and $80,263, respectively.

On May 23, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a five month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,144, a debt discount of $47,500 (see Note 8), and derivative expense of $17,776. The Company also recorded OID of $2,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $45,474 and $32,974, respectively.

On June 24, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $78,947 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,205, a debt discount of $71,250 (see Note 8), and derivative expense of $15,653. The Company also recorded OID of $3,750. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $78,947 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $60,601 and $41,850, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

On July 20, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,141, a debt discount of $47,500 (see Note 8), and derivative expense of $8,641. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $19,423 and $10,651, respectively.

On July 29, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,137, a debt discount of $47,500 (see Note 8), and derivative expense of $8,637. The Company also recorded OID of $2,632 and deferred financing of $2,500. The OID, deferred financing, and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of March 31, 2017 and December 31, 2016 amounted to $17,851 and $9,079, respectively.

On September 1, 2016 the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $157,895. In connection with the SPA, on September 1, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. On September 1, 2016, at the closing of the first tranche, the outstanding principle amount totaled $32,895. Each tranche will have a twelve month maturity date following the issuances of the tranche. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $35,086, a debt discount of $25,000 (see Note 8), and derivative expense of $10,086. The Company also recorded OID of $7,895. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $32,895 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $7,939 and $5,340, respectively.

On September 2, 2016 the Company issued a second tranche on $25,000 related to the above note. The principal balance of the second tranche was recorded as $25,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $26,665, and derivative expense of $5,165. The Company also recorded deferred financing of $3,500. The deferred financing is being amortized over the term of the note. The balance of the convertible promissory note amounted to $25,000 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of deferred financing as of March 31, 2017 and December 31, 2016 amounted to $14,584 and $8,333, respectively.

On October 18, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 8), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $24,123 and $10,965, respectively.

On October 28, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $26,316 (see Note 8), and derivative expense of $10,393. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $21,271 and $7,455, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

On November 18, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 8), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2017 and December 31, 2016 amounted to $20,394 and $6,579, respectively.

On December 23, 2016 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $51,579 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,398, OID of $2,579 and derivative expense of $84,398. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $51,579 as of March 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of OID as of March 31, 2017 and December 31, 2016 amounted to $49,751 and $49,108, respectively.

On January 17, 2017 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $25,772, OID of $750 and derivative expense of $25,772. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $15,750 as of March 31, 2017. The balance of the convertible promissory note net of OID as of March 31, 2017 amounted to $15,156.

On February 1, 2017 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $43,061, OID of $1,316 and derivative expense of $43,061. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2017. The balance of the convertible promissory note net of OID as of March 31, 2017 amounted to $25,658.

On February 3, 2017 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $34,449, OID of $1,053 and derivative expense of $34,449. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of March 31, 2017. The balance of the convertible promissory note net of OID as of March 31, 2017 amounted to $20,175.

During the three months ended March 31, 2017 and the year ended December 31, 2016 amortization of debt discount amounted to $153,550 and $1,721,296, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2015 to March 31, 2017:

Conversion feature
derivative liability
Balance at December 31, 2015	3,718,242
Initial fair value of derivative liability recorded as debt discount	772,118
Initial fair value of derivative liability charged to other expense	348,244
Reclass of derivative liability to additional paid in capital due to conversions	(840,039)
Loss on change in fair value included in earnings	958,072
Balance at December 31, 2016	4,956,637
Initial fair value of derivative liability charged to other expense	103,281
Reclass of derivative liability to additional paid in capital due to conversions	(224,973)
Gain on change in fair value included in earnings	(2,469,356)
Balance at March 31, 2017	$2,365,589

Total derivative liability at March 31, 2017 and December 31, 2016 amounted to $2,365,589 and $4,956,637, respectively. The change in fair value included in earnings of $2,469,356 is due in part to the quoted market price of the Company’s common stock decreasing from $.20 at December 31, 2016 to $.06 at March 31, 2017 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

March 31, 2017

Expected volatility	192% - 455%
Expected term	3 – 12 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

NOTE 9 - STOCKHOLDERS’ DEFICIT

Effective May 22, 2017 the Company executed a 1-200 Reverse Stock Split (see Note 1).

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

In the period of January 1, 2016 through December 31, 2016 the Company issued 1,715,178 shares of common stock at contractual rates ranging from $.08 to $14.22 for the conversion of $593,983 in principal and accrued interest of convertible notes payable (See Note 7).

In the period of October 1, 2016 through December 31, 2016 the Company issued 321,899 shares of common stock to employees of the Company for $60,932 in non cash compensation. In the same period the Company issued 31,899 shares of common stock to service professionals for $8,932 of services rendered. These shares were valued at the closing market price on the date of issuance which ranges from $.016 to $.30. These shares vested immediately upon issuance and accordingly their value was recorded as stock compensation expense.

In the period of January 1, 2017 through March 31, 2017 the Company issued 2,864,317 shares of common stock at contractual rates ranging from $.34 to $.084 for the conversion of $144,100 in principal and $4,200 in accrued interest of convertible notes payable (See Note 7).

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

The Company repaid $10,907 to the Chief Executive Officer and borrowed $2,484 in the second quarter of 2015. The Company repaid $140,330 to the Chief Executive Officer and borrowed $3,412 in the third quarter of 2015. In October 2015 the Company repaid $2,584 to the Chief Executive Officer. In the period of March 2016 through June 2016, the company repaid $8,334 to the Chief Executive Officer. In July 2016 the Company repaid $1,809 to the Chief Executive Officer. In July 2016 the Company repaid $1,809 to the Chief Executive Officer. In November 2016 the Company repaid $603 to the Chief Executive Officer. As of March 31, 2017 and December 31, 2016 the Company had a payable to the Chief Executive Officer of the Company amounting to $1,814. These advances are short-term in nature and non-interest bearing.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

NOTE 11 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the three months ended March 31, 2017 and the year ended December 31, 2016 totaled $29,974 and $20,543, respectively.

NOTE 12 - ACCRUED PAYROLL TAXES

As of March 31, 2017 and December 31, 2016 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $87,000. The liability was incurred in the years ended December 31, 2007 through December 31, 2010 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying unaudited consolidated financial statements. In period of January 2011 through December 2016 the Company has filed and paid its payroll liabilities timely.

NOTE 13 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the three months ended March 31, 2017 and year ended December 31, 2016 all material assets and revenues of the Company were in the United States.

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

Effective April 20, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Video Surveillance Limited Liability Company, a Texas limited liability company with an assumed name of Virtual Surveillance (“VS”), Apex CCTV Limited Liability Company, a Texas limited liability company formerly known as Vaultronics (“APEX” and together with VS, the “Acquisition Companies”), and Mark D. Harris the sole member and equity owner of each of the Acquisition Companies (the “Seller”).

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

According to the terms of the Purchase Agreement, on the Effective Date, the Seller transferred to the Company all of the issued and outstanding equity interests of each of the Acquisition Companies. The Seller shall have ten (10) days from the Effective Date to submit the Acquisition Companies’ books, records and all reasonably necessary accounting documents to the Company’s PCAOB certified auditor to perform an audit in accordance with U.S. GAAP accounting standards for the fiscal years ended 2016 and 2015 (the “Audit”). The Audit shall be completed within seventy-five (75) days of the Effective Date. Upon completion of the Audit, the Company shall have up to one hundred eighty (180) days from the Effective Date (the “Purchase Price Payment Date”) to pay the Seller in cash the purchase price (the “Purchase Price”) as follows: (A) the Company shall pay in full and complete release of Seller’s guarantee and collateral relating to that certain Business Loan Agreement with an institutional lender (the “Lender”) dated April 8, 2015 and related Promissory Note with the Lender dated May 4, 2016 in the amount of approximately $1,924,358 (the “Outstanding Loan”), within 180 days of the Effective Date; (B) one time cash payment to Seller allocated towards the partial repayment of the principal amount of the Note (as defined herein) in an amount determined by the review of the Audit paid in accordance with the following schedule (the “Cash Payment”): (1) in the event the Average Combined Cash Flow (as defined in the Purchase Agreement and calculated in accordance with Schedule 2.03(a) of the Purchase Agreement) of the Acquisition Companies for 2016 and 2015 exceeds $500,000 (the “Maximum Purchase “Price”), the Company shall pay the Seller cash in the amount of $500,000, (2) in the event the Average Combined Cash Flow of the Acquisition Companies for 2016 and 2015 is equal to or between $400,001 and $500,000, the Company shall pay the Seller cash in the amount of $300,000, (3) in the event the Average Combined Cash Flow of the Acquisition Companies for 2016 and 2015 is equal to or between $200,001 and $400,000, the Company shall pay the Seller cash in the amount of $100,000, and (4) in the event the Average Combined Cash Flow of the Acquisition Companies for 2016 and 2015 is equal to or between $0 and $200,000 (“Minimum Cash Flow”), the Company shall pay the Seller cash in the amount of $2,000; provided however, in the event of the Minimum Cash Flow, the Company shall have the right to transfer all of the equity interests of the Acquisition Companies to Seller and unwind the transactions under the Purchase Agreement in full within eighty-five (85) days of the Purchase Price Payment Date; (C) consideration of $150,000 shall be paid as provided under the Employment Agreement (as defined herein) which shall be allocated towards the partial repayment of the principal amount of the Note (the “Final Note Payment”). Upon delivery by the Company to Seller of the Final Note Payment, the Note held by Seller shall be forfeited and cancelled and of no further force or effect, and the Company shall have no further obligations under the Note.

Under the Purchase Agreement, if the Acquisition Companies are purchased from the Seller by the Company for less than the Maximum Purchase Price, upon the Acquisition Companies generating at least $500,000 in cash flow each year as calculated in accordance with schedule 2.03(a) of the Purchase Agreement, the Seller shall receive five percent (5%) of such cash flow up to $300,000 per year (the “Cash Flow Payments”). The Cash Flow Payments shall expire upon the earlier of (i) three years from the Effective Date, or (ii) the aggregate payment of the Purchase Price in the amount of the Maximum Purchase Price.

The payment and performance of all of the obligations under the Purchase Agreement is secured by a continuing security interest in all of the Companies now existing or hereafter acquired tangible and intangible properties including without limitation the Convertible Preferred Stock (as defined below), in favor of the Seller, as set forth in the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company shall issue to Seller convertible preferred stock convertible into common stock of the Company with a fair market value of up to $1,000,000 (“Convertible Preferred Stock”) valued by the closing price of the Company’s common stock on the day written notice of an Event of Default (as defined in the Note) under the terms of the Note are delivered to the Company (the “Default Notice”). The Convertible Preferred Stock may be converted solely upon an Event of Default and in an amount equal to the outstanding amount due under the Note triggering such Event of Default. The Convertible Preferred Stock shall be held by the Company in escrow and shall be released within ten (10) days of the Event of Default.

According to the Purchase Agreement, if the Company fails to pay off the Outstanding Loan as set forth above, the Seller shall notify the Company in writing of such failure and the Company shall have fifteen (15) days after receipt of such notice to cure the failure. If the failure is not cured within such fifteen (15) days, the parties agree that the transactions under the Purchase Agreement shall be considered null and void and the parties will take all actions necessary to unwind the transactions under the Purchase Agreement in an expeditious manner, not to exceed thirty (30) days after the Purchase Price Payment Date, including but not limited to the transfer of all of the Acquisition Companies’ equity interests back to Seller, cancellation of the Employment Agreement and Note and all such other actions as are reasonably necessary.

Additionally, within ten (10) days of the Effective Date, the Company shall issue a promissory note in favor of the Seller in the principal amount of $830,000 evidencing the amounts previously loaned by Seller to the Acquisition Companies (the “Note”). The $830,000 principal amount of the Note shall be reduced by the Cash Payment. Upon delivery by Company to the Seller of the Final Note Payment, the Note held by Seller shall be forfeited and cancelled and of no further force or effect, and the Company shall have no further obligations under the Note.

On the same date, the Company entered into a three year (the “Term”) employment agreement with the Seller (the “Employment Agreement”). Under the terms of the Employment Agreement, commencing on the Effective Date the Seller shall serve as the President of each of the Acquisition Companies and shall be entitled to receive $150,000, as repayment of certain loans made to the Acquisition Companies in installments of $50,000 per year during the Term. Within thirty days of the Effective Date, the Company shall issue Preferred Stock of the Company to the Seller which shall convert into common stock of the Company equal to $25,000 at the time of conversion (the “Preferred Stock Issuance”) and thereafter the Seller shall receive the Preferred Stock Issuance each year during the Term. Additionally, the Seller shall be entitled to receive incentive bonus compensation based on the performance of the Acquisition Companies during the Term as set forth on Exhibit A of the Employment Agreement.

Effective May 22, 2017 the Company executed a 1-200 Reverse Stock Split (see Note 1).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

We target businesses of various sizes ranging from residential to large scale businesses. Our main markets can be divided into five categories which include:

- Transportation (Airport, Heliport, and Bus Terminal)

- Hospitality (Hotel, Golf Course, Food Service and Bars/Restaurant)

- Industrial (Warehousing and Storage, Cannabis Grow House and Dispensary, and Manufacturing)

- Educational (Daycare, Private School, Learning Center/Religious Organization)

- Residential (Condo/Co-op, Property Management Company, and Private Home)

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

Effective April 20, 2017 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Video Surveillance Limited Liability Company, a Texas limited liability company with an assumed name of Virtual Surveillance (“VS”), Apex CCTV Limited Liability Company, a Texas limited liability company formerly known as Vaultronics (“APEX” and together with VS, the “Acquisition Companies”), and Mark D. Harris the sole member and equity owner of each of the Acquisition Companies (the “Seller”). The Company entered into the SPA to expand business operations and increase our presence. We anticipate serving more clients and increasing revenue with the addition of VS and APEX.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Sales

Overall, our net sales for the three months ended March 31, 2017 decreased approximately 28% from the comparable period in 2016. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2017 to 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	$	% of Total	$	% of Total	Variance
Sale of product	58,517	46%	162,267	91%	-64%
Service	69,400	54%	16,397	9%	323%
Total	127,917	100%	178,664	100%	-28%

Sales of product for the three months ended March 31, 2017 decreased approximately 64% as compared to the three months ended March 31, 2016. The decrease is attributed to a lower sales force in the three months ended March 31, 2017. Service revenue increased by approximately 323% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was due to customers increasing their service needs in 2017 compared to 2016.

Net sales decreased due to less marketing efforts employed in 2017. In an effort to continue to increase our sales in future periods, we believe we need to hire additional sales staff to initiate a telemarketing campaign and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales decreased approximately 62% for the three months ended March 31, 2017 compared to March 31, 2016. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2017 to 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	$	% of Total	$	% of Total	Variance
Cost of product	30,047	69%	80,505	70%	-63%
Cost of service	13,795	31%	34,897	30%	-60%
Total	43,842	100%	115,402	100%	-62%

During the three months ended March 31, 2017, our cost of product decreased approximately 63% as compared to the three months ended March 31, 2016 which is directly related to the decrease in product sales for the same period. Our cost of services for 2017 decreased 60% as compared to the three months ended March 31, 2016 due to less employees for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Total operating expenses for the three months ended March 31, 2017 were $245,974, a decrease of $249,055, or approximately 50%, from total operating expenses for the comparable three months ended March 31, 2016 of $495,029. This decrease is primarily attributable to marketing and public relations, rent, selling general and administrative and compensation and related taxes.

Loss from Operations

We reported a loss from operations of $161,899 for the three months ended March 31, 2017, as compared to a loss from operations of $431,767 for the three months ended March 31, 2016. This represented a decrease of $269,868 or 63% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Other Income (Expense)

Total other expense was $2,122,991for the three months ended March 31, 2017 as compared to total other expense of $1,006,144 for the three months ended March 31, 2016. The increase in other expense was primarily attributable to the change in fair value of derivative liabilities.

Net Loss

We reported a net loss of $1,961,092 and a net loss of $574,377 for the three months ended March 31, 2017 and March 31, 2016, respectively. Net income loss from non-controlling interest for the three months ended March 31, 2017 was $17,393 compared to a net income of $582 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2017, we had a cash balance of $40,951. Our working capital deficit is $7,796,674 at March 31, 2017.

We reported a net decrease in cash for the three months ended March 31, 2017 of $17,498. While we currently have no material commitments for capital expenditures, at March 31, 2017 we owed approximately $176,559 under various notes payable. During the three month period ended March 31, 2017, we have raised $119,000 of net proceeds from convertible notes payable.

Accrued expenses were $2,492,507 as of March 31, 2017 and consist of the following:

●	Accrued salaries for certain employees amounting to $1,545,724

●	Accrued commissions for certain employees amounting to $79,934

●	Sales tax payable of $48,818

●	Lease abandonment charges of $164,375

●	Accrued interest of $529,832

●	Accrued payroll liabilities and taxes of $97,653

●	Other accrued expenses of $26,171

Acquisition of Virtual Surveillance and Apex CCTV

Effective April 20, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Video Surveillance Limited Liability Company, a Texas limited liability company with an assumed name of Virtual Surveillance (“VS”), Apex CCTV Limited Liability Company, a Texas limited liability company formerly known as Vaultronics (“APEX” and together with VS, the “Acquisition Companies”), and Mark D. Harris the sole member and equity owner of each of the Acquisition Companies (the “Seller”).

According to the terms of the Purchase Agreement, on the Effective Date, the Seller transferred to the Company all of the issued and outstanding equity interests of each of the Acquisition Companies. The Seller shall have ten (10) days from the Effective Date to submit the Acquisition Companies’ books, records and all reasonably necessary accounting documents to the Company’s PCAOB certified auditor to perform an audit in accordance with U.S. GAAP accounting standards for the fiscal years ended 2016 and 2015 (the “Audit”). The Audit shall be completed within seventy-five (75) days of the Effective Date. Upon completion of the Audit, the Company shall have up to one hundred eighty (180) days from the Effective Date (the “Purchase Price Payment Date”) to pay the Seller in cash the purchase price (the “Purchase Price”) as follows: (A) the Company shall pay in full and complete release of Seller’s guarantee and collateral relating to that certain Business Loan Agreement with an institutional lender (the “Lender”) dated April 8, 2015 and related Promissory Note with the Lender dated May 4, 2016 in the amount of approximately $1,924,358.42 (the “Outstanding Loan”), within 180 days of the Effective Date; (B) one time cash payment to Seller allocated towards the partial repayment of the principal amount of the Note (as defined herein) in an amount determined by the review of the Audit paid in accordance with the following schedule (the “Cash Payment”): (1) in the event the Average Combined Cash Flow (as defined in the Purchase Agreement and calculated in accordance with Schedule 2.03(a) of the Purchase Agreement) of the Acquisition Companies for 2016 and 2015 exceeds $500,000 (the “Maximum Purchase “Price”), the Company shall pay the Seller cash in the amount of $500,000, (2) in the event the Average Combined Cash Flow of the Acquisition Companies for 2016 and 2015 is equal to or between $400,001 and $500,000, the Company shall pay the Seller cash in the amount of $300,000, (3) in the event the Average Combined Cash Flow of the Acquisition Companies for 2016 and 2015 is equal to or between $200,001 and $400,000, the Company shall pay the Seller cash in the amount of $100,000, and (4) in the event the Average Combined Cash Flow of the Acquisition Companies for 2016 and 2015 is equal to or between $0 and $200,000 (“Minimum Cash Flow”), the Company shall pay the Seller cash in the amount of $2,000; provided however, in the event of the Minimum Cash Flow, the Company shall have the right to transfer all of the equity interests of the Acquisition Companies to Seller and unwind the transactions under the Purchase Agreement in full within eighty-five (85) days of the Purchase Price Payment Date; (C) consideration of $150,000 shall be paid as provided under the Employment Agreement (as defined herein) which shall be allocated towards the partial repayment of the principal amount of the Note (the “Final Note Payment”). Upon delivery by the Company to Seller of the Final Note Payment, the Note held by Seller shall be forfeited and cancelled and of no further force or effect, and the Company shall have no further obligations under the Note.

Under the Purchase Agreement, if the Acquisition Companies are purchased from the Seller by the Company for less than the Maximum Purchase Price, upon the Acquisition Companies generating at least $500,000 in cash flow each year as calculated in accordance with schedule 2.03(a) of the Purchase Agreement, the Seller shall receive five percent (5%) of such cash flow up to $300,000 per year (the “Cash Flow Payments”). The Cash Flow Payments shall expire upon the earlier of (i) three years from the Effective Date, or (ii) the aggregate payment of the Purchase Price in the amount of the Maximum Purchase Price.

The payment and performance of all of the obligations under the Purchase Agreement is secured by a continuing security interest in all of the Companies now existing or hereafter acquired tangible and intangible properties including without limitation the Convertible Preferred Stock (as defined below), in favor of the Seller, as set forth in the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company shall issue to Seller convertible preferred stock convertible into common stock of the Company with a fair market value of up to $1,000,000 (“Convertible Preferred Stock”) valued by the closing price of the Company’s common stock on the day written notice of an Event of Default (as defined in the Note) under the terms of the Note are delivered to the Company (the “Default Notice”). The Convertible Preferred Stock may be converted solely upon an Event of Default and in an amount equal to the outstanding amount due under the Note triggering such Event of Default. The Convertible Preferred Stock shall be held by the Company in escrow and shall be released within ten (10) days of the Event of Default.

According to the Purchase Agreement, if the Company fails to pay off the Outstanding Loan as set forth above, the Seller shall notify the Company in writing of such failure and the Company shall have fifteen (15) days after receipt of such notice to cure the failure. If the failure is not cured within such fifteen (15) days, the parties agree that the transactions under the Purchase Agreement shall be considered null and void and the parties will take all actions necessary to unwind the transactions under the Purchase Agreement in an expeditious manner, not to exceed thirty (30) days after the Purchase Price Payment Date, including but not limited to the transfer of all of the Acquisition Companies’ equity interests back to Seller, cancellation of the Employment Agreement and Note and all such other actions as are reasonably necessary.

Additionally, within ten (10) days of the Effective Date, the Company shall issue a promissory note in favor of the Seller in the principal amount of $830,000 evidencing the amounts previously loaned by Seller to the Acquisition Companies (the “Note”). The $830,000 principal amount of the Note shall be reduced by the Cash Payment. Upon delivery by Company to the Seller of the Final Note Payment, the Note held by Seller shall be forfeited and cancelled and of no further force or effect, and the Company shall have no further obligations under the Note.

On the same date, the Company entered into a three year (the “Term”) employment agreement with the Seller (the “Employment Agreement”). Under the terms of the Employment Agreement, commencing on the Effective Date the Seller shall serve as the President of each of the Acquisition Companies and shall be entitled to receive $150,000, as repayment of certain loans made to the Acquisition Companies in installments of $50,000 per year during the Term. Within thirty days of the Effective Date, the Company shall issue Preferred Stock of the Company to the Seller which shall convert into common stock of the Company equal to $25,000 at the time of conversion (the “Preferred Stock Issuance”) and thereafter the Seller shall receive the Preferred Stock Issuance each year during the Term. Additionally, the Seller shall be entitled to receive incentive bonus compensation based on the performance of the Acquisition Companies during the Term as set forth on Exhibit A of the Employment Agreement.

Reverse Split

1-for-200 Reverse Stock Split

Effective May 17, 2017, the Company filed an Articles of Amendment to the Articles of Incorporation of the Company (the “Amendment”) to effectuate a reverse split of the Company’s issued and outstanding common stock at an exchange ratio of 1-for-200 (the “Reverse Split”). As a result of the Reverse Split, every two hundred (200) shares of the Company’s issued and outstanding common stock will be converted into one (1) share of issued and outstanding common stock. The number of authorized shares will remain unchanged. No fractional shares will be issued in connection with the Reverse Split. Any fractional shares of common stock resulting from the Reverse Split will be rounded up to the nearest whole share. It is not necessary for stockholders to exchange their existing stock certificates for new stock certificates in connection with the Reverse Split. Stockholders who hold their shares in brokerage accounts are not required to take any action to exchange their shares.

On May 18, 2017, the Company received notice from Financial Industry Regulatory Authority that the Reverse Split has been approved and will take effect at the opening of trading on May 22, 2017.

The Company’s shares will continue to trade on The OTC Markets under the symbol “DUOT” with the letter “D” added to the end of the trading symbol for a period of 20 trading days to indicate that the Reverse Split has occurred.

The Reverse Split has no impact on shareholders’ proportionate equity interests or voting rights in the Company or the par value of the Company’s common stock, which remains unchanged.

The above description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is attached hereto as Exhibit 3.1 to this Current Report on Form 8-K.

Financing Transactions

On January 17, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible promissory note converts at 60% of the lowest trading price during the 30 days prior to conversion.

On February 1, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible promissory note converts at 60% of the lowest trading price during the 30 days prior to conversion.

On February 3, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible promissory note converts at 60% of the lowest trading price during the 30 days prior to conversion.

Going Concern Opinion

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $1,961,092 during the three months ended March 31, 2017. At March 31, 2017 we had a working capital deficit of $7,796,674. We do not anticipate we will be profitable in 2017. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2016 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2017 amounted to $136,498 and was primarily attributable to our net loss of $1,961,092 coupled with an increase in derivative liability expense of $103,281, an increase in amortization of debt discount of $153,550, an increase in deferred financing costs of $1,708, an increase in original issue discount of $11,945, an increase in accounts payable of $32,808, an increase in accrued expenses of $145,986 and an increase in other assets of $9,332. The losses were offset by a decrease in accounts receivable of $85,167, a decrease in other assets of $1,677 and a change in fair value of derivative liabilities of $2,469,356. Net cash flows used in operating activities for the year ended December 31, 2016 amounted to $1,046,575 and was primarily attributable to our net loss of $4,797,652 coupled with an increase in accounts receivable of $4,676 and an increase in other assets of $53,605. The losses were offset by depreciation of $15,156, common stock issued for compensation and services of $69,864, change in fair value of derivative liabilities of $958,072, derivative liability expenses of $348,244, amortization of debt discount of $1,721,296, amortization of deferred financing costs of $6,288, amortization of original issue discount of $86,524, bad debt expense of $106,898, deferred revenue of $38,500 and an increase in accounts payable and accrued expenses of $458,516.

Financing activities

Net cash flows provided by financing activities was $119,000 for the three months ended March 31, 2017. We received proceeds from convertible notes payable of $59,000 and proceeds from notes payable of $60,000. Net cash flows provided by financing activities was $775,009 for the year ended December 31, 2016. We received proceeds from convertible notes payable of $850,644 and proceeds from notes payable of $25,000 offset by payments on convertible notes payable of $54,989, payments on notes payable of $34,900 and payments to related parties of $10,746.

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

The following table summarizes our contractual obligations as of March 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including Roger Ralston, our chief executive officer, and Michele Ralston, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis. As previously reported on our Form 10-K for the year ended December 31, 2016, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

On January 17, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On February 1, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On February 3, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective May 9, 2017 (the “Engagement Date”), we formally engaged Assurance Dimensions, Inc. as our independent registered public accounting firm. The engagement was due to the recent merger of our existing certifying accountant, D’Arelli Pruzansky, P.A. and Assurance Dimensions, Inc. The decision to engage Assurance Dimensions, Inc. as our independent registered public accounting firm was approved by our Board of Directors on May 9, 2017.

The former certifying accountant, D’Arelli Pruzansky, P.A., has provided the Company with a letter addressed to the U.S. Securities and Exchange Commission stating it agrees with the statements in this Item 4.01 of this Form 8-K. A copy of the letter is filed concurrently herewith as Exhibit 16.1.

During the two most recent fiscal years and through the Engagement Date, neither the Company, nor any one on its behalf, consulted Assurance Dimensions, Inc. in regard to the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amendment to the articles*
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: May 23, 2017	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

Date: May 23, 2017	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer
Principal Financial Officer

