Form 10-Q
period 2017-06-30
DIRECTVIEW HOLDINGS INC
filed 2018-01-16
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2017

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

As of January 15, 2018, there were 16,010,436 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$228,229	$58,449
Accounts Receivable - net	471,568	85,455
Inventory	87,685	29,953
Other Current Assets	64,372	52,556

Total Current Assets	851,854	226,413

PROPERTY AND EQUIPMENT - Net	161,310	-

Goodwill	2,095,258	-
Intangible Assets, net	650,124	-
OTHER ASSETS	19,790	26,167

Total Assets	$3,778,336	$252,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $194,467 and $309,302	$2,662,381	$2,492,573
Short Term Advances	146,015	146,015
Note Payable	2,070,549	116,792
Accounts Payable	264,172	270,516
Credit Card Payable	78,067	-
Accrued Expenses	2,451,739	2,346,521
Line of Credit	260,293	-
Stock Payable	25,000	-
Deferred Revenue	172,841	38,500
Due to Related Parties	1,814	1,814
Note Payable - related party, current	52,000	-
Derivative Liability	5,070,015	4,956,637
Total Current Liabilities	13,254,886	10,369,368

Note Payable-related party, net of current portion	778,000	-

Total Liabilities	14,032,886	10,369,368

Commitments and Contingencies (see Note 18)

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
Series A (51 shares designated 51 shares issued and outstanding as of June 30, 2017 and 0 shares issued and outstanding as of December 31, 2016)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized;
5,829,441 and 2,134,155 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	583	213
Additional Paid-in Capital	18,173,846	17,729,875
Accumulated Deficit	(28,457,764)	(27,844,136)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(10,283,335)	(10,114,048)

Non-Controlling Interest in Subsidiary	28,785	(2,740)

Total Stockholders’ Deficit	(10,254,550)	(10,116,788)

Total Liabilities and Stockholders’ Deficit	$3,778,336	$252,580

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

NET SALES:
Sales of Product	$1,025,865	$54,540	$1,084,382	$216,807
Services	205,626	48,284	275,026	64,681
Total Net Sales	1,231,491	102,824	1,359,408	281,488

COST OF SALES:
Cost of Product	469,797	31,631	499,844	112,136
Cost of Services	111,620	27,147	125,415	62,044
Total Cost of Sales	581,417	58,778	625,259	174,180

GROSS PROFIT	650,074	44,046	734,149	107,308

OPERATING EXPENSES:
Marketing and Public Relations	1,036	25,615	3,474	122,209
Rent	22,742	19,380	23,387	40,560
Depreciation	42,186	3,363	42,186	6,725
Amortization	65,824	-	65,824	-
Bad Debt Expense	-	450	-	450
Research and Development	2,000	4,600	5,700	10,154
Compensation and Related Taxes	210,521	110,389	321,351	224,590
Other Selling, General and Administrative	194,761	181,221	323,122	435,359

Total Operating Expenses	539,070	345,018	785,044	840,047

INCOME (LOSS) FROM OPERATIONS	111,004	(300,972)	(50,895)	(732,739)

OTHER INCOME (EXPENSES):
Gain on conversion of related party loan	4,506	-	4,506	-
Loss on Change in Fair Value of Derivative Liabilities	(2,496,964)	(1,851,221)	(27,608)	(38,396)
Initial Derivative Expense	(133,804)	(46,878)	(237,085)	(197,508)
Interest Income	-	16	-	16
Amortization of Debt Discount	(78,181)	(523,536)	(231,731)	(1,079,285)
Amortization of Deferred Financing Costs	(1,709)	-	(8,417)	-
Other Income	-	-	129,216	-
Interest Expense	(77,264)	(94,838)	(160,090)	(195,140)

Total Other Expense	(2,783,416)	(2,516,457)	(531,209)	(1,510,313)

NET LOSS	(2,672,412)	(2,817,429)	(582,104)	(2,243,052)

Net (Income) Loss Attributable to Non-Controlling Interest	(14,131)	3,572	(31,524)	2,990

Net Loss Attributable to DirectView Holdings, Inc.	$(2,686,543)	$(2,813,857)	$(613,628)	$(2,240,062)

NET (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.52)	$(28.91)	$(0.13)	$(26.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	5,210,458	97,346	4,768,248	85,930

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(582,104)	$(2,243,052)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization	108,010	6,725
Stock compensation expense	25,000	-
Loss on change in fair value of derivative liabilities	27,608	38,396
Initial derivative liability expense	237,085	197,508
Amortization of debt discount	231,731	1,079,285
Amortization of deferred financing costs	3,416	4,188
Amortization of original issue discount	27,672	50,481
(Increase) Decrease in:
Accounts receivable	(184,267)	(19,011)
Other current assets	3,556	-
Other assets	(8,974)	(50,582)
Increase (Decrease) in:
Accounts payable	(91,573)	18,781
Accrued expenses	97,587	111,733

Net Cash Used in Operating Activities	(157,074)	(805,548)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of company	59,389	-

Net Cash Provided by Investing Activities	59,389	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(29,139)	(9,900)
Proceeds from convertible notes payable	210,000	585,144
Payments of convertible notes payable	-	(54,989)
Proceeds from notes payable	59,000	-
Proceeds from line of credit	30,000	-
Repayments to line of credit	(2,396)	-
Payments to related parties	-	(8,334)

Net Cash Provided by Financing Activities	267,465	511,921

Net (Decrease) Increase in Cash	169,780	(293,627)

Cash - Beginning of Period	58,449	330,015

Cash - End of Period	$228,229	$36,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$12,941	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock (in connection with conversion of convertible promissory notes and accrued interest)	$170,831	$324,895
Initial recognition of derivative liability as debt discount	$237,085	$554,301
Reclassification of derivative liability to additional paid in capital (in connection with the conversion of convertible promissory notes and accrued interest)	$279,209	$427,099

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DirectView Holdings, Inc., (the “Company”), was incorporated in the State of Delaware on October 2, 2006. On July 6, 2012 the Company changed its domicile from Delaware and incorporated in the State of Nevada.

The Company has the following six subsidiaries: DirectView Video Technologies Inc. (“DVVT”), DirectView Security Systems Inc. (“DVSS”), Ralston Communication Services Inc. (“RCI”), Meeting Technologies Inc (“MT”), Virtual Surveillance (“VS”), and Apex CCTV, LLC (“APEX”).

The Company is a full-service provider of teleconferencing services to businesses and organizations. The Company’s conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company’s focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. The Company is also a provider of the latest technologies in surveillance systems, digital video recording and services. The systems provide onsite and remote video and audio surveillance.

Acquisition

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

Virtual Surveillance, LLC. was incorporated in the State of Texas on February 26, 2015. VS is an integrator of security products and low voltage technology such as security cameras, access control, structure cabling, Wi-Fi and digital signage. VS’s services enable its clients to cost-effectively have one vendor that can provide services across their geographically dispersed locations. VS’s primary focus is to provide high value-added commercial security products and services to manufacturing, distribution, healthcare, entertainment, and a number of Fortune 500 clients in North America.

Apex CCTV, LLC was incorporated in the State of Texas on February 24, 2015. Apex is a full-service provider of security products through an ecommerce website. Apex’s website allows customers to purchase commercial grade software and equipment cost-effectively. Apex markets to systems integrators, small businesses, corporations, and individuals. Apex is a provider of the latest technologies in surveillance systems, digital video recording, access control, and low voltage products.

In connection with the acquisition, the Company acquired all the assets and assumed all of the liabilities of the acquired companies. Included in these liabilities is a Note Payable to a bank with a remaining balance, at the acquisition date, of $1,923,896. Per the Purchase Agreement this Note Payable to bank was to be paid in full and have a complete release of the Seller’s guarantee and collateral related to the note within 180 days of the effective date of the Purchase Agreement. In addition to the assumed assets and liabilities the Company executed a Note Payable – related party (“Note”) in the amount of $830,000. The Note Payable principal amount will be reduced by a $2,000 cash purchase price payout calculated related to the terms in the Purchase Agreement and $150,000 based on an Employment Agreement with the Seller to be paid over a three year period commencing on effective date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final Note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled an no further force or effect, and the Purchaser shall have no further obligations on the Note. In an Event of Default of the Note, Purchaser shall issue to Seller convertible preferred stock convertible into common stock of the Purchaser with a fair value up to $1,000,000 (“Convertible Preferred Stock”) valued by the closing price of the Purchaser’s common stock on the day written notice of an Event of Default (as define in the Note) under the terms of the Note are delivered to the Purchaser (the “Default Notice”). The Convertible Preferred Stock may be converted solely upon an Event of Default and in the amount equal to the outstanding amount due under the Note triggering such Event of Default. The Convertible Preferred Stock shall be held by the Purchaser in escrow and shall be released within ten days of the Event of Default. As of June 30, 2017, no payments have been remitted pursuant to the Cash Payout and the Employment Agreement. The Company has not been notified of an Event of Default. No payments have been remitted pursuant to the Cash Payout and the Employment Agreement as of June 30, 2017. Furthermore, per the Purchase Agreement, in the event the acquisition companies are purchased for less than the Maximum Purchase Price upon the acquisition companies generating at least $500,000 in cash flow each year as determined by Schedule 2.03(a) in the Purchase Agreement, the Seller shall receive five percent (5%) of such cash flow up to $300,000 per year (the “Cash Flow Payments”). The Cash Flow Payments shall expire upon the earlier of (i) three years from the Effective Date, or (ii) the aggregate payment of the Purchase Price in the amount of the Maximum Purchase Price. Any payments made as cash flow payments will reduce the note Payable – related party.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

The fair value of the assets acquired and liabilities assumed on April 20, 2017 in the acquisition are as follows:

Assets acquired:
Cash	$59,389
Accounts receivable, net of allowance for doubtful accounts	201,846
Inventory	42,381
Other current assets	15,372
Property and equipment	203,496
Goodwill	2,093,259
Intangible assets	716,933
Total assets	$3,332,676

Liabilities assumed:
Accounts payable and accrued expenses	$58,308
Credit card payable	102,906
Deferred Revenue	184,877
Line of Credit	232,689
Note payable - related party	830,000
Note payable	1,923,896
Total Liabilities	3,332,676
Purchase price (Cash)	$0

The estimates of fair values and the purchase price allocation is subject to change pending the finalization of the valuation of assets acquired and liabilities assumed.

The following unaudited pro forma consolidated results of operations have been prepared as if the merger occurred on January 1, 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net Revenues	$2,561,213	$3,912,479
Net Loss	$(1,124,219)	$(4,438,937)
Net Loss per Share	$(0.19)	$(2.08)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, five wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 12% which is owned by the Company’s CEO) as of June 30, 2017. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2017, and the results of operations and cash flows for the six months ending June 30, 2017 have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

All share and per share amounts have been presented to give retroactive effect to a 1 for 200 reverse stock split that occurred May 22, 2017.

Use of Estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, deferred tax asset valuation allowance, valuation of stock-based compensation, the useful life of property and equipment, valuation of beneficial conversion features on convertible debt, valuation of intangible assets and the assumptions used to calculate derivative liabilities.

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the unaudited consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2017 and December 31, 2016, the Company reflected a non-controlling interest of $28,785 and ($2,740) in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying unaudited consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2017 and December 31, 2016, the Company had no bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2017 and December 31, 2016. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. As of June 30, 2017 and December 31, 2016 there were not any cash equivalents.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2017 and December 31, 2016, management determined that an allowance was necessary which amounted to approximately $160,000 and $120,000, respectively. During the six months ended June 30, 2017 and 2016 the Company recognized $0 and $450 respectively of write-offs related to uncollectible accounts receivable.

Advertising

Advertising is expensed as incurred. Advertising expense for the six months ended June 30, 2017 and 2016 was $3,474 and $122,209 respectively.

Shipping costs

Shipping costs are included in cost of sales for VS and Apex and shipping costs are included in other selling, general and administrative expenses for DVVS and were deemed to be not material for the six months ended June 30, 2017 and 2016, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers’ needs the Company purchased inventory items and had $87,685 and $29,953 in inventory as of June 30, 2017 and December 31, 2016, respectively.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2017 and 2016.

Intangible Assets

The Company amortizes identifiable intangible assets over their useful lives on a straight line basis.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $0 during the six months ended June 30, 2017 and 2016.

Loan Costs

The Company has early adopted ASU 2015-3 “Interest – Imputation of Interest” - Simplifying the Presentation of Debt Issuance Costs. The loan costs are recorded as a debt discount and amortized to interest expense over the terms of the note payable.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

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

During the six months ended June 30, 2017, one customer accounted for 35% of revenues.

During the six months ended June 30, 2016, three customers accounted for 50% of revenues. The following is a list of percentage of revenue generated by the three customers:

Customer 1	10%
Customer 2	11%
Customer 3	29%
Total	50%

As of June 30, 2017, three customers accounted for 89% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1	45%
Customer 2	33%
Customer 3	11%
Total	89%

As of December 31, 2016, three customers accounted for 39% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	13%
Customer 2	13%
Customer 3	13%
Total	39%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At June 30, 2017 the Company had 157,897,092 share equivalents issuable pursuant to embedded conversion features. At December 31, 2016 the Company had 29,733,748 share equivalents issuable pursuant to embedded conversion features.

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

In February 2016, the FASB issued Accounting Standards Update, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit)—the new ASU will require both types of leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit). The ASU on leases will take effect for all non-public companies for fiscal years beginning after December 15, 2019.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2017, the Company had an accumulated deficit of approximately $28.5 million, a stockholders’ deficit of approximately $10 million and a working capital deficiency of approximately $12.4 million. The net cash used in operating activities for the six months ended June 30, 2017 totaled $157,074. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  Management intends to attempt to raise funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – INVENTORY

Inventory, consists of finished goods which are stated at the lower of cost and net realizable value utilizing the first-in, first-out method. As of June 30, 2017 and December 31, 2016 the inventory balance was $87,685 and $29,953, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2017	December 31, 2016
Computer Equipment	1 year	$13,333	$-
Office Equipment	1 year	5,767	-
Telephone System	1 year	9,729	-
ERP Software	1 year	150,000	-
Vehicles	1 year	22,667	-
Furniture & Fixtures	2-3 years	2,000	2,771
Less: Accumulated depreciation		(42,186)	(2,771)
Leasehold Improvements	2 years	-	26,901
Less: Accumulated amortization		-	(26,901)
		$161,310	$-

For the six months ended June 30, 2017 and 2016, depreciation and amortization expense amounted to $42,186 and $6,725, respectively.

In June 2014, the Company negotiated to lease approximately 3,000 square feet of office space in New York City and made leasehold improvements totaling $12,448. In August 2015 the Company made leasehold improvements totaling $14,453. The Company began amortizing the balance on a straight-line basis for the term of 2 years commencing in July 2014 and August 2015. In September 2016 the Company moved its office to a different floor in the same building. Consequently, the Company amortized the remainder of the leasehold improvements during September 2016. The monthly rent expense remained the same. The original monthly rent was $5,000 per month which was increased to $6,460 in November 2015. In January 2017, the Company relocated and has not entered into another lease agreement.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

NOTE 5 – INTANGIBLE ASSETS

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) goodwill and other intangible assets were acquired. An independent valuation of the intangible assets, deferred revenue and lease obligations will be completed at December 31, 2017 consequently the balances may be adjusted based on the valuation. The intangible assets were estimated and are being amortized on a straight line basis over their useful lives.

Intangible assets consist of the following:

	June 30, 2017	Useful Lives
Intangible assets:
Goodwill	$2,095,258
Customer Relationships	84,867	4 years
Brand	139,200	8 years
Technology	175,681	1 years
Non-Compete Agreements	316,200	3 years
Total	2,811,206
Less: Accumulated amortization	(65,824)
	2,745,382

Amortization expense related to the intangible assets for the period of April 20, 2017 (Acquisition Date) through June 30, 2017 was $65,824.

NOTE 6 – LINE OF CREDIT

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a $350,000 revolving line of credit (“Line of Credit”) that VS and Apex are jointly and severally liable for that expires on April 7, 2018. The Line of Credit is guaranteed by VS, Apex and the Acquisition Companies’ previous managing member and collateralized by all of the assets of VS and Apex. The line of credit has an interest rate of prime plus 1. The interest rate was 5.12% as of December 31, 2016. In the period of April 20, 2017 through June 30, 2017 the Company had borrowings of $30,000 and repayments of $2,396. The balance outstanding on the line of credit was approximately $260,000 as of June 30, 2017. As of June 30, 2017 the Company is out of compliance with the debt covenants related to the Line of Credit.

NOTE 7 – NOTE PAYABLE - RELATED PARTY

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing Note Payable – related party in the amount of $830,000. The Note Payable principal amount will be reduced by the calculated cash payout of $2,000 related to the terms in the Purchase Agreement and payments owed in accordance with the Employment Agreement with the Seller in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on Effective Date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled an no further force or effect, and the Purchaser shall have no further obligations on the Note. No payments have been remitted pursuant to the Cash Payout and the Employment Agreement as of June 30, 2017.

NOTE 8 – NOTES PAYABLE

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of June 30, 2017 and December 31, 2016 the notes amounted to $116,792 and $116,792 respectively.

On September 15, 2016, the Company issued a demand promissory note of $25,000 due December 22, 2016. The interest rate is 10% with a minimum guaranteed interest amount of $2,500. In December 2016 the Company paid the balance of the note leaving the balance at $0 as of December 31, 2016.

On March 6, 2017, the Company issued a 10% original issue discount (OID) promissory note with a principal balance of $66,667 due August 6, 2017 with an interest rate of 10%. In connection with the original issue discount promissory note the Company recorded OID of $6,667 and deferred financing of $1,000 which are to be amortized over the term of the note. As of June 30, 2017 the balance of the original issue discount promissory note amounted to $64,367, net of $1,999 of OID and $300 in deferred financing.

As of April 20, 2017, in connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a note payable with a balance of $1,923,896 that VS and Apex are jointly and severally liable for with a maturity date of April 2025 and an interest rate of 4.35%. The note payable is guaranteed by the Acquisition Companies’ previous managing member and his spouse and collateralized by all of the assets of the Acquisition Companies. The note has certain debt covenants that the Company is out of compliance with. Per the Purchase Agreement the note was to be paid within 180 days of the Effective Date, the Company has not complied with the payment terms. As of June 30, 2017 the total balance owed on the note payable was $1,890,390.

As of June 30, 2017 and December 31, 2016, notes payable amounted to $2,021,837 and $116,792, respectively.

Accrued interest on the notes payable amounted to approximately $66,000 and $57,000 as of June 30, 2017 and December 31, 2016, respectively and is included in accrued expenses.

NOTE 9 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of June 30, 2017 and December 31, 2016.

NOTE 10 – ACCRUED EXPENSES

As of June 30, 2017 and December 31, 2016 the Company had accrued expenses of $2,451,739 and $2,346,521 respectively. The following table displays the accrued expenses by category.

	June 30, 2017	December 31, 2016
Operating Expenses	$33,438	$28,433
Lease Abandonment	-	164,375
Employee Commissions	19,344	79,934
Interest	616,317	463,218
Salaries	1,616,851	1,476,917
Sales Tax Payable	53,400	46,771
Payroll Liabilities	112,389	86,873
	$2,451,739	$2,346,521

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

NOTE 11 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

	June 30, 2017	December 31, 2016
Secured convertible promissory notes	$2,856,848	$2,801,875

Debt discount liability	(180,363)	(282,217)

Debt discount original issue discount	(11,125)	(20,686)

Debt discount deferred financing	(2,979)	(6,399)
Secured convertible promissory notes– net	$2,662,381	$2,492,573

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes were in default at December 31, 2012. The Company negotiated with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013, the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $.02. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See Note 12). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which was fully amortized as of December 31, 2013. In June 2013, the note holder converted $764 into common shares at the contractual rate of $.02 per share. In March 2014, the note holder converted an additional $990 into common shares at the contractual rate of $.02 per share. In October 2014, the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of June 30, 2017 and December 31, 2016.

On October 10, 2013, the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.15. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 12). The balance of the convertible debenture is $10,000 as of June 30, 2017 and December 31, 2016. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 12).

On December 11, 2013, the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.16. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 12). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 12). The balance of this convertible debenture is $25,000 as of June 30, 2017 and December 31, 2016.

On January 16, 2014, the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 12). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 12). The balance of this convertible debenture is $25,000 as of June 30, 2017 and December 31, 2016.

In March 2014, the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $3.50 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. In the first quarter of 2016, the Company paid $50,000 in reduction of one of the notes. The balance of these three notes was $100,000 as of June 30, 2017 and December 31, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

On October 27, 2014, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 12). The Company also recorded OID of $1,600. The OID and debt discount were fully being amortized as of December 31, 2015. The balance of this convertible debenture as of June 30, 2017 and December 31, 2016 was $21,600.

On December 19, 2014, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 12). The Company also recorded OID of $2,000. The OID and debt discount were fully amortized as of December 31, 2015. In February 2016, the note holder converted $27,174 of the convertible promissory note payable balance and $2,174 of accrued interest into 2,795 common shares at the contractual rate of $.80 per share. The balance of this convertible debenture as of June 30, 2017 and December 31, 2016 was $0.

In October 2014, a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party. In January 2015 the note holder converted $1,000 into 48 common shares at the contractual rate of $21. In March 2015, the note holder converted $1,300 into 185 common shares at the contractual rate of $7. In April and May 2015 the note holder converted $17,200 into 1,985 common shares at the contractual rate ranging from $5.60 to $11 per share. In March 2016, the Company paid the note holder the balance of the unsecured note payable of $4,989. The balance of this unsecured note payable as of June 30, 2017 and December 31, 2016 was $0.

On February 11, 2015, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 12), and derivative expense of $69,940. The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note. In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015. In August 2015, the note holder converted $10,000 of principle balance into 1,035 common shares at the contractual rate of $9.66 per share. In September 2015, the note holder converted $24,000 of principle balance into 2,484 common shares at the contractual rate of $9.66 per share. In October 2015, the note holder converted an additional $10,000 of principle balance into 1,134 common shares at the contractual rate of $8.82 per share. In March 2016, the note holder converted the remaining $14,696 of principle balance into 1,814 common shares at the contractual rate of $8.12 per share. The balance of the unsecured note payable amounted to $0 as of June 30, 2017 and December 31, 2016.

On May 5, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,789 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 12), and derivative expense of $37,775. The Company also recorded OID of $5,789 and deferred financing of $10,000. The OID, deferred financing and debt discount are being amortized over the term of the note. In December 2015 the note holder converted $23,000 of principle balance into 2,041 common shares at the contractual rate of $11.28 per share. In January 2016 the note holder converted $65,673 of principle balance into 4,710 common shares at the contractual rate ranging from $13.72 to $11.22 per share. In February 2016, the note holder converted the remaining balance of $27,117 of the convertible promissory note and $11,579 of accrued interest into 2,266 common shares at the contractual rate of $5.12 per share. The balance of the convertible promissory note amounted to $0 as of June 30, 2017 and December 31, 2016.

On May 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 12), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of June 30, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of June 30, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2015 amounted to $32,895.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

On May 27, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 12), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of June 30, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of June 30, 2016.

On June 5, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 12), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of June 30, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of June 30, 2016.

On June 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 12), and derivative expense of $59,406. The Company also recorded OID of $7,500 and deferred financing costs of $1,500. The OID, deferred financing and debt discount are being amortized over the term of the note. In June 2016, the note holder converted $5,000 of principle balance into 3,968 common shares at the contractual rate of $1.26 per share. During the period of October 1, 2016 through December 31, 2016 the note holder converted $85,620 of principle balance into 680,000 common shares at contractual rates ranging from $.084 to $.52 per share. In January 2017, the note holder converted the remaining principal balance of $5,280 into 62,857 common shares at the contractual rate of $.084. The balance of the convertible promissory note amounted to $0 and $5,280 as of June 30, 2017 and December 31, 2016, respectively. The debt discount and OID were fully amortized as of June 30, 2016.

On July 1, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 12), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of June 30, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of June 30, 2016.

On July 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 12), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In September 2016, the note holder converted $9,720 of principle balance into 27,000 common shares at a contractual rate of $.036 per share. In January 2017, the note holder converted $22,421 of principle balance into 386,510 common shares at a contractual rates ranging from $.03 to $.084 per share. The balance of the convertible promissory note amounted to $125,754 and $148,175 as of June 30, 2017 and December 31, 2016, respectively. The debt discount and OID were fully amortized as of September 30, 2016.

On July 23, 2015, the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 12), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. In March 2016, the note holder converted $70,000 of principle balance into 7,273 common shares at the contractual rate of $9.64 per share. In April 2016, the note holder converted $15,000 of principle balance into 2,997 common shares at the contractual rate of $5.02 per share. In May 2016, the note holder converted $14,000 of principle balance into 4,545 common shares at the contractual rate of $3.08 per share. In the period of July 2016 through September 2016 the note holder converted $19,600 of principle balance into 52,216 common shares at the contractual rate ranging from $.242 to $.76 per share. In the period of October 2016 through December 2016 the note holder converted $29,700 of principle balance into 254,500 common shares at the contractual rate ranging from $.082 to $2.42 per share. In January 2017, the note holder converted $40,100 of principle balance into 771,429 common shares at a contractual rates ranging from $.034 to $.078 per share. The balance of the convertible promissory note amounted to $241,039 and $281,139 as of June 30, 2017 and December 31, 2016, respectively. The debt discount was fully amortized as of September 30, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

On October 9, 2015, three convertible promissory notes mentioned above were assigned to a third party note holder with the same terms and balances. In February 2016, the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 2,095 common shares at the contractual rate of $10.50 per share. In March 2016, the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 2,095 common shares at the contractual rate of $10.50 per share.

In April 2016, the note holder converted an additional $15,000 of the convertible promissory note and $1,500 of accrued interest into 3,273 common shares at the contractual rate of $5.04 per share. In May 2016, the note holder converted $10,895 of the convertible promissory note and $1,089 of accrued interest into 3,566 common shares at the contractual rate of $3.36 per share. In the period of July 2016 through September 2016 the note holder converted $15,000 of principle balance into 35,138 common shares at the contractual rate ranging from $.252 to $1.20 per share. In the period of October 2016 through December 2016 the note holder converted $27,500 of principle balance and $2,750 of accrued interest into 285,083 common shares at the contractual rate ranging from $.08 to $.252 per share. In January 2017, the note holder converted $42,000 of principle balance and $4,200 of accrued interest into 1,093,125 common shares at the contractual rate ranging from $.036 to $.08 per share. In June 2017, the note holder converted $13,800 of principle balance and $1,380 of accrued interest into 574,613 common shares at the contractual rate ranging from $.024 to $.029 per share. The balance of the convertible promissory note amounted to $309,490 and $365,289 as of June 30, 2017 and December 31, 2016, respectively. The debt discount was fully amortized as of September 30, 2016.

On October 19, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 12), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016, the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 as of June 30, 2017 and December 31, 2016.

On November 18, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 12), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016, the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 as of June 30, 2017 and December 31, 2016.

On December 18, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 12), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount are being amortized over the term of the note. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $263,158 as of June 30, 2017 and December 31, 2016.

On January 19, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000 (see Note 12), and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. In December 2016, the note holder converted $15,700 of principle balance into 186,904 common shares at a contractual rate of $.084 per share. During the period of In January through February 2017, the note holder converted $34,300 of principle balance and into 550,396 common shares at contractual rates ranging from $.036 to $.084 per share. The balance of the convertible promissory note amounted to $61,111 and $95,411 as of June 30, 2017 and December 31, 2016, respectively. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $61,111 and $91,244, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

On February 5, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500 (see Note 12), and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In June 2017, the note holder converted $7,350 of principle balance into 262,500 common shares at contractual rate of $.012 per share. The balance of the convertible promissory note amounted to $132,895 and $157,895 as of June 30, 2017 and December 31, 2016, respectively. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $150,545 and $145,395, respectively.

On March 7, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940 (see Note 12), and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $118,573 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $$118,573 and $93,869, respectively.

On April 1, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $105,263 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $108,185, a debt discount of $95,000 (see Note 12), and derivative expense of $13,448. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $105,263 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $105,263 and $80,263, respectively.

On May 23, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a five month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,144, a debt discount of $47,500 (see Note 12), and derivative expense of $17,776. The Company also recorded OID of $2,500. The OID and debt discount are being amortized over the term of the note. As of May 23, 2017, the convertible promissory note is in default (see Note 19). The balance of the convertible promissory note amounted to $52,632 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $45,474 and $32,974, respectively.

On June 24, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $78,947 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,205, a debt discount of $71,250 (see Note 12), and derivative expense of $15,653. The Company also recorded OID of $3,750. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $78,947 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $60,601 and $41,850, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

On July 20, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,141, a debt discount of $47,500 (see Note 12), and derivative expense of $8,641. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $28,194 and $10,651, respectively.

On July 29, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,137, a debt discount of $47,500 (see Note 12), and derivative expense of $8,637. The Company also recorded OID of $2,632 and deferred financing of $2,500. The OID, deferred financing, and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of June 30, 2017 and December 31, 2016 amounted to $26,623 and $9,079, respectively.

On September 1, 2016, the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $157,895. In connection with the SPA, on September 1, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. On September 1, 2016, at the closing of the first tranche, the outstanding principle amount totaled $32,895. Each tranche will have a twelve month maturity date following the issuances of the tranche. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $35,086, a debt discount of $25,000 (see Note 12), and derivative expense of $10,086. The Company also recorded OID of $7,895. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $32,895 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $16,132 and $5,340, respectively.

On September 2, 2016, the Company issued a second tranche of $25,000 related to the above note. The principal balance of the second tranche was recorded as $25,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $26,665, and derivative expense of $5,165. The Company also recorded deferred financing of $3,500. The deferred financing is being amortized over the term of the note. The balance of the convertible promissory note amounted to $25,000 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of deferred financing as of June 30, 2017 and December 31, 2016 amounted to $20,833 and $8,333, respectively.

On April 10, 2017, the Company issued a third tranche of $15,000 related to the above referenced September 1, 2016 SPA. The principal balance of the third tranche was recorded as $15,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $25,835, and derivative expense of $25,835. The balance of the convertible promissory note amounted to $15,000 as of June 30, 2017.

On October 18, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 12), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $26,316 and $10,965, respectively.

On October 28, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $26,316 (see Note 12), and derivative expense of $10,393. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $26,316 and $7,455, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

On November 18, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 12), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of June 30, 2017 and December 31, 2016 amounted to $26,316 and $6,579, respectively.

On December 23, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $51,579 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,398, OID of $2,579 and derivative expense of $84,398. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $51,579 as of June 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of OID as of June 30, 2017 and December 31, 2016 amounted to $50,397 and $49,108, respectively.

On January 17, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $25,772, OID of $750 and derivative expense of $25,772. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $15,750 as of June 30, 2017. The balance of the convertible promissory note net of OID as of June 30, 2017 amounted to $15,344.

On February 1, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $43,061, OID of $1,316 and derivative expense of $43,061. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of June 30, 2017. The balance of the convertible promissory note net of OID as of June 30, 2017 amounted to $26,316.

On February 3, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $34,449, OID of $1,053 and derivative expense of $34,449. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of June 30, 2017. The balance of the convertible promissory note net of OID as of June 30, 2017 amounted to $20,439.

On April 10, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $25,835, OID of $789, debt discount of $14,210 and derivative expense of $11,643. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $15,789 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $4,123.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

On April 28, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $52,502, OID of $1,579, debt discount of $28,421 and derivative expense of $24,081. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $6,746.

On May 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $52,503, OID of $1,579, debt discount of $28,421and derivative expense of $24,081. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $4,662.

On June 8, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $35,002, OID of $1,053, debt discount of $18,947and derivative expense of $16,055. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $1,886.

On June 23, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $42,105 with a year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $70,003, OID of $2,105, debt discount of $37,895 and derivative expense of $32,108. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $42,105 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $3,772.

During the six months ended June 30, 2017 and the year ended December 31, 2016 amortization of debt discount amounted to $231,731 and $1,721,296, respectively.

NOTE 12 – DERIVATIVE LIABILITY

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2015 to June 30, 2017:

Conversion feature
derivative liability
Balance at December 31, 2015	$3,718,242
Initial fair value of derivative liability recorded as debt discount	772,118
Initial fair value of derivative liability charged to other expense	348,244
Reclass of derivative liability to additional paid in capital due to conversions	(840,039)
Loss on change in fair value included in earnings	958,072
Balance at December 31, 2016	4,956,637
Initial fair value of derivative liability recorded as debt discount	127,894
Initial fair value of derivative liability charged to other expense	237,085
Reclass of derivative liability to additional paid in capital due to conversions	(279,209)
Loss on change in fair value included in earnings	27,608
Balance at June 30, 2017	$5,070,015

Total derivative liability at June 30, 2017 and December 31, 2016 amounted to $5,070,015 and $4,956,637, respectively. The change in fair value included in earnings of $27,608 is due in part to the quoted market price of the Company’s common stock decreasing from $.20 at December 31, 2016 to $.042 at June 30, 2017 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

From January, 2017 to June 30, 2017

Expected volatility	319% - 455%
Expected term	3 – 12 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

NOTE 13 - STOCKHOLDERS’ DEFICIT

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

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

During 2016, the Company issued 1,715,178 shares of common stock at contractual rates ranging from $.08 to $14.22 for the conversion of $593,983 in principal and accrued interest of convertible notes payable (See Note 11).

During 2016, the Company issued 321,899 shares of common stock to employees of the Company for $60,932 in non cash compensation. In the same period the Company issued 31,899 shares of common stock to service professionals for $8,932 of services rendered. These shares were valued at the closing market price on the date of issuance which ranges from $.016 to $.30. These shares vested immediately upon issuance and accordingly their value was recorded as stock compensation expense.

In the period of January 1, 2017 through June 30, 2017, the Company issued 3,704,786 shares of common stock at contractual rates ranging from $.34 to $.012 for the conversion of $165,250 in principal and $5,580 in accrued interest of convertible notes payable (See Note 11).

NOTE 14 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties. During the year ended December 31, 2016 the Company repaid to the Chief Executive Officer the entire balance of the $48,478 of accrued interest due to him as of December 31, 2015 resulting in a $0 balance as of December 31, 2016.

In July 2016, the Company repaid $1,809 to the Chief Executive Officer. In July 2016, the Company repaid $1,809 to the Chief Executive Officer. In November 2016, the Company repaid $603 to the Chief Executive Officer. As of June 30, 2017 and December 31, 2016 the Company had a payable to the Chief Executive Officer of the Company amounting to $1,814. These advances are short-term in nature and non-interest bearing.

Note Payable – related party

The following related party transactions have been presented on the balance sheet in Note Payable – related party. In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing note payable in the amount of $830,000 due to the former CEO of the Acquisition Companies.

NOTE 15 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the six months ended June 30, 2017 and the year ended December 31, 2016, totaled $29,974 and $20,543, respectively.

NOTE 16 - ACCRUED PAYROLL TAXES

As of June 30, 2017 and December 31, 2016 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $112,000 and $87,000, respectively. The liability was incurred in the years ended December 31, 2007 through June 30, 2017 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

NOTE 17 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the six months ended June 30, 2017 and 2016 all material assets and revenues of the Company were in the United States.

NOTE 18 – COMMITMENTS

Leases:

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a lease for office space with a four year term beginning on April 1, 2015 and ending on March 31, 2019. The Company has the option to renew the lease for an additional six years after the expiration date. The monthly rent expense is $11,371.

Rent expense for the period of April 20, 2017 through June 30, 2017 was $22,742.

NOTE 19 – SUBSEQUENT EVENTS

On July 3, 2017 in an effort to resolve outstanding events of default to a note holder the Company modified the terms on an existing note from a 10% interest rate to a 12% interest rate with a retroactive date to September 11, 2016, the date of original maturity date and date of the first event of default. In addition, the Company agreed to incorporate the penalties and interest due to the note holder into the existing principal amount of the note of $151,594 modifying the principal balance of the note to $232,834 as of July 3, 2017. Finally, the Company also agreed to increase the discount tin the note from 60% of the lowest traded price in the prior thirty trading days to 55% of the lowest traded price in the prior thirty trading days.

On July 21, 2017 the Company executed a secured promissory note (“note”) with a customer in the amount of $47,500 payable no later than August 15, 2017 (“maturity date”). The note is secured by a Confession of Judgment in the principal amount of $95,000 executed and delivered in conjunction with the note. Upon timely payment on or before the maturity date the Company shall cancel the note and Confession of Judgment. In the event the customer defaults on the note, the Company is entitled to file the confession of Judgment against the customer and may thereafter seek to enforce the judgment entered against the customer.

On October 2, 2017 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $52,502, OID of $1,579 and derivative expense of $52,502. The OID and deferred financing are being amortized over the term of the note.

On October 3, 2017 the Company executed an agreement with a Note Holder (see Note 8) to extend the maturity date of a promissory note ad additional five months beyond the original maturity date of August 6, 2017. The cost of funding is 20% over a six month term prorated to a five month term. In addition, the Company agreed to issue the note holder 375,000 restricted shares of common stock upon payment of the note. It was also agreed that if the company and the note holder agreed the note may be repaid in the form of shares of common stock of the Company at 30% discount to market.

On October 5, 2017 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $26,251, OID of $789 and derivative expense of $26,251. The OID and deferred financing are being amortized over the term of the note.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

On October 25, 2017 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $57,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $96,254 OID of $2,895 and derivative expense of $96,254. The OID and deferred financing are being amortized over the term of the note.

On November 6, 2017 the Company executed an agreement with a Note Holder (see Note 11) related to a convertible promissory note that is in default as of May 2017. The Company agreed to roll the accrued interest, including default interest, into the note balance and adjust the discount on the note from “60% of the lowest traded price in the prior thirty (30) trading days” to “55% of the lowest traded price in the prior thirty (30) trading days.” The interest rate will remain at 10% per annum.

On November 24, 2017 the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $63,158 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $105,005, OID of $3,158 and derivative expense of $105,005. The OID and deferred financing are being amortized over the term of the note.

Subsequent to June 30, 2017 the Company issued 3,793,076 shares of common stock upon conversion of $32,609 of convertible promissory notes and $1,394 of accrued interest. These notes were converted at contractual rates ranging from $.00357 to $.0196.

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

Effective April 20, 2017 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Video Surveillance Limited Liability Company, a Texas limited liability company with an assumed name of Virtual Surveillance (“VS”), Apex CCTV Limited Liability Company, a Texas limited liability company formerly known as Vaultronics (“APEX” and together with VS, the “Acquisition Companies”), and Mark D. Harris the sole member and equity owner of each of the Acquisition Companies (the “Seller”). The Company entered into the SPA to expand business operations and increase our presence in the industry.

Our operations are conducted within two divisions:

●	The vast majority of our business is derived from our security division which provides surveillance systems, digital video recording and services to businesses, organizations and law enforcement, and
●	Our video conferencing division which is a full-service provider of teleconferencing products and services to businesses and organizations.

We operate our security division through DirectView Security, Virtual Surveillance, and ApexCCTV, LLC where we provide a wide array of video and audio hardware and software options to create custom security and surveillance solutions for large and small businesses as well as residential customers. The Company currently services customers in transportation, hotel and hospitality, education, cannabis, food services, and real estate industries.

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

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Net Sales

Overall, our net sales for the three and six months ended June 30, 2017 increased approximately 1098% and 383% from the comparable periods in 2016. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2017 to 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	$	% of Total	$	% of Total	Variance
Sale of product	1,025,865	83%	54,540	53%	1781%
Service	205,626	17%	48,284	47%	326%
Total	1,231,491	100%	102,824	100%	1098%

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	$	% of Total	$	% of Total	Variance
Sale of product	1,084,382	80%	216,807	77%	400%
Service	275,026	20%	64,681	23%	325%
Total	1,359,408	100%	281,488	100%	383%

Sales of product for the three months ended June 30, 2017 increased approximately 1781% as compared to the three months ended June 30, 2016. The increase is attributed to the acquisition of VS and Apex. Service revenue increased by approximately 326% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase was also attributed to the acquisition of VS and Apex. Sales of product for the six months ended June 30, 2017 increased approximately 400% as compared to the six months ended June 30, 2016 due the acquisition of VS and Apex. Service revenue increased by approximately 325% due the acquisition of VS and Apex.

Net sales increased due to the acquisition of VS and Apex. In an effort to continue to increase our sales in future periods, we believe we need to monitor and grow the business related to the acquisition of VS and Apex along with hiring additional sales staff to initiate a telemarketing campaign and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased approximately 889% and 259% for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2017 to 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	$	% of Total	$	% of Total	Variance
Cost of product	469,796	81%	31,631	54%	1385%
Cost of service	111,620	19%	27,147	46%	311%
Total	581,416	100%	58,778	100%	889%

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	$	% of Total	$	% of Total	Variance
Cost of product	499,843	80%	112,136	64%	346%
Cost of service	125,415	20%	62,044	36%	102%
Total	625,258	100%	174,180	100%	259%

During the three and six months ended June 30, 2017, our cost of product increased approximately 1385% and 346% as compared to the three and six months ended June 30, 2016 which is directly related to the acquisition of VS and Apex. Our cost of services for the three and six months ended June 30, 2017 increased 311% and 102%, respectively as compared to the three and six months ended June 30, 2016 due to the acquisition of VS and Apex.

Total operating expenses for the three months ended June 30, 2017 were $539,070, an increase of $194,052, or approximately 56.24%, from total operating expenses for the comparable three months ended June 30, 2016 of $345,018. This increase is primarily attributable to the acquisition of VS and Apex. Total operating expenses for the six months ended June 30, 2017 were $785,044, a decrease of $55,003, or approximately 7%, from total operating expenses for the comparable six months ended June 30, 2016 of $840,047. The increase is primarily attributable to the acquisition of VS and Apex coupled with increase in public company expenses and legal and accounting expenses.

Loss from Operations

We reported income from operations of $111,004 for the three months ended June 30, 2017 and a loss from operations of 50,895 for the six months ended June 30, 2017, as compared to a loss from operations of $300,972 and $732,739 for the three and six months ended June 30, 2016. An increase of income of $411,976 and a decrease in loss of $681,844 or 137% and 93%, respectively for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

Other Income (Expense)

Total other expense was $2,783,416 for the three months ended June 30, 2017 as compared to total other expense of $2,516,457 for the three months ended June 30, 2016. The increase in other expense was primarily attributable to the change in fair value of derivative liabilities, initial derivative expense, amortization of debt discount and interest expense. Total other expense was $531,209 for the six months ended June 30, 2017 as compared to total other expense of $1,510,313 for the six months ended June 30, 2016. The decrease in other expense was primarily attributable a decrease in amortization of debt discount, a decrease in interest expense offset by an increase the change in fair value of derivative liabilities and initial derivative expense. In the six months ended June 30, 2017 we also recognized other income due to a write off of lease abandonment liabilities.

Net Loss

We reported a net loss of $2,672,412 and $582,104 for the three and six months ended June 30, 2017 as compared to a net loss of $2,817,429 and $2,243,052 for the three and six months ended June 30, 2016. Net loss from non-controlling interest for the three and six months ended June 30, 2017 was $14,131 and $31,524 respectively compared to net income of 3,572 and $2,990 for the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2017, we had a cash balance of $228,229. Our working capital deficit was $12,403,032 at June 30, 2017.

We reported a net increase in cash for the six months ended June 30, 2017 of $169,780. While we currently have no material commitments for capital expenditures, at June 30, 2017 we owed approximately $2,900,000 under various notes payable.  During the six month period ended June 30, 2017, we have raised $210,000 of net proceeds from convertible notes payable and $59,000 from notes payable.

Accrued expenses were $2,451,739 as of June 30, 2017 and consist of the following:

●	Accrued salaries for certain employees amounting to $1,616,851
●	Accrued commissions for certain employees amounting to $19,344
●	Sales tax payable of $53,400
●	Accrued interest of $616,317
●	Accrued payroll liabilities and taxes of $112,389
●	Other accrued expenses of $33,438

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

On January 17, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $15,750 as of June 30, 2017. The balance of the convertible promissory note net of OID as of June 30, 2017 amounted to $15,344.

On February 1, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $26,316 as of June 30, 2017. The balance of the convertible promissory note net of OID as of June 30, 2017 amounted to $26,316.

On February 3, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $21,053 as of June 30, 2017. The balance of the convertible promissory note net of OID as of June 30, 2017 amounted to $20,439.

On April 10, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $15,789 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $4,123.

On April 28, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $31,579 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $6,746.

On May 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $31,579 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $4,662.

On June 8, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $21,053 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $1,886.

On June 23, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $42,105 with a year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $42,105 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $3,772.

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

Our net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $582,104 during the six months ended June 30, 2017.  At June 30, 2017 we had a working capital deficit of 12,403,032. We do not anticipate we will be profitable in 2017.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2016 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2017 amounted to $157,074 and was primarily attributable to our net loss of $582,104 coupled with an increase in accounts receivable of $184,267, a decrease in accounts payable of $91,573, an increase in derivative liability expense of $237,085, an increase in depreciation and amortization expense of $108,010, an increase in loss on change in fair value of derivative liabilities of $27,608, an increase in amortization of debt discount of $231,731, an increase in deferred financing costs of $3,416, an increase in original issue discount of $27,672 and an increase in other assets of $8,974. The losses were offset by a decrease in other current assets of $3,556, an increase in accrued expenses of $97,587, and an increase in stock compensation expense of $25,000. Net cash flows used in operating activities for the six months ended June 30, 2016 amounted to $805,548 and was primarily attributable to our net loss of $2,243,052, off set by change in fair value of derivative liabilities of $38,396, depreciation of $6,725, derivative liability expenses of $197,508, amortization of debt discount of $1,079,285, amortization of deferred financing of $4,188, amortization of original issue discount of $50,481 and other assets and liabilities of $60,921.

Investing activities

Net cash flows provided by investing activities was $59,389 for the six months ended June 30, 2017. We received proceeds from acquisition of companies of $59,389.

Financing activities

Net cash flows provided by financing activities was $267,465 for the six months ended June 30, 2017. We received proceeds from convertible notes payable of $210,000, proceeds from notes payable of $59,000, and proceeds for a line of credit of $30,000. These amounts were offset by repayments of notes payables of $29,139 and repayments on the line of credit of $2,396. Net cash flows provided by financing activities was $511,921 for the six months ended June 30, 2016. We received proceeds from notes payable of $585,144 offset by payments on convertible notes payable of $54,989 and payments on notes payable of $9,900 and payments to related parties of $8,334.

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

The following table summarizes our contractual obligations as of June 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Leases	$238,791	125,081	113,710	-	-
Total Contractual Obligations:	$238,791	125,081	113,710	-	-

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2017 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

On January 17, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $15,750 as of June 30, 2017. The balance of the convertible promissory note net of OID as of June 30, 2017 amounted to $15,344.

On February 1, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $26,316 as of June 30, 2017. The balance of the convertible promissory note net of OID as of June 30, 2017 amounted to $26,316.

On February 3, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $21,053 as of June 30, 2017. The balance of the convertible promissory note net of OID as of June 30, 2017 amounted to $20,439.

On April 10, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $15,789 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $4,123.

On April 28, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $31,579 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $6,746.

On May 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $31,579 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $4,662.

On June 8, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $21,053 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $1,886.

On June 23, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $42,105 with a year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The balance of the convertible promissory note amounted to $42,105 as of June 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of June 30, 2017 amounted to $3,772.

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

None.

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

DIRECTVIEW HOLDINGS, INC.

Date: January 16, 2018	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

Date: January 16, 2018	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer
Principal Financial Officer

