Form 10-Q
period 2017-09-30
DIRECTVIEW HOLDINGS INC
filed 2018-01-25
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2017

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

As of January 24, 2018, there were 17,142,512 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$203,154	$58,449
Accounts Receivable - net	633,471	85,455
Capitalized Job Costs	132,135	-
Inventory	86,568	29,953
Other Current Assets	61,328	52,556

Total Current Assets	1,116,656	226,413

PROPERTY AND EQUIPMENT - Net	110,685	-

Goodwill	2,095,258	-
Intangible Assets, net	569,954	-
Other Assets	9,836	26,167

Total Assets	$3,902,389	$252,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $131,652 and $309,302	$2,841,257	$2,492,573
Short Term Advances	146,015	146,015
Note Payable	2,021,987	116,792
Accounts Payable	386,011	270,516
Credit Card Payable	75,658	-
Accrued Expenses	2,579,082	2,346,521
Line of Credit	264,541	-
Stock Payable	25,000	-
Deferred Revenue	300,670	38,500
Due to Related Parties	1,814	1,814
Note Payable - related party, current	52,000	-
Derivative Liability	8,942,453	4,956,637
Total Current Liabilities	17,636,488	10,369,368

Note Payable-related party, net of current portion	778,000	-

Total Liabilities	18,414,488	10,369,368

Commitments and Contingencies (see Note 17)

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of September 30, 2017 and 0 shares issued and outstanding as of December 31, 2016)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 8,186,262 and 2,134,155 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	819	213
Additional Paid-in Capital	18,245,792	17,729,875
Accumulated Deficit	(32,759,573)	(27,844,136)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(14,512,962)	(10,114,048)

Non-Controlling Interest in Subsidiary	863	(2,740)

Total Stockholders’ Deficit	(14,512,099)	(10,116,788)

Total Liabilities and Stockholders’ Deficit	$3,902,389	$252,580

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

NET SALES:
Sales of Product	$1,192,548	$66,662	$2,276,930	$283,469
Services	177,337	28,338	452,363	93,019
Total Net Sales	1,369,885	95,000	2,729,293	376,488

COST OF SALES:
Cost of Product	678,208	12,887	1,178,052	125,023
Cost of Services	165,396	20,992	290,811	83,036
Total Cost of Sales	843,604	33,879	1,468,863	208,059

GROSS PROFIT	526,281	61,121	1,260,430	168,429

OPERATING EXPENSES:
Marketing and Public Relations	45,199	54,409	48,673	176,618
Rent	34,114	19,380	57,501	59,940
Depreciation	50,625	8,431	92,811	15,156
Amortization	81,156	-	146,980	-
Bad Debt Expense	152	19,825	152	20,275
Research and Development	3,100	4,000	8,800	14,154
Compensation and Related Taxes	250,988	113,379	572,339	337,969
Other Selling, General and Administrative	247,508	157,677	570,630	593,036

Total Operating Expenses	712,842	377,101	1,497,886	1,217,148

LOSS FROM OPERATIONS	(186,561)	(315,980)	(237,456)	(1,048,719)

OTHER INCOME (EXPENSES):
Gain on conversion of related party loan	-	-	4,506	-
Gain (Loss) on Change in Fair Value of Derivative Liabilities	(3,810,593)	1,510,782	(3,838,201)	1,472,386
Initial Derivative Expense	(69,432)	(32,528)	(306,517)	(230,036)
Interest Income	-	-	-	16
Amortization of Debt Discount	(89,832)	(380,902)	(321,563)	(1,460,187)
Other Income	-	-	129,216	-
Interest Expense	(173,312)	(92,257)	(341,819)	(287,397)

Total Other Income (Expense)	(4,143,169)	1,005,095	(4,674,378)	(505,218)

NET (LOSS) INCOME	(4,329,730)	689,115	(4,911,834)	(1,553,937)

Net (Income) Loss Attributable to Non-Controlling Interest	27,921	4,107	(3,603)	3,525

Net (Loss) Income Attributable to DirectView Holdings, Inc.	$(4,301,809)	$693,222	$(4,915,437)	$(1,550,412)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.61)	$4.21	$(1.01)	$(16.48)
Diluted	$(0.61)	$1.85	$(1.01)	$(16.48)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,998,972	164,736	4,846,118	94,051
Diluted	6,998,972	375,499	4,846,118	94,051

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,911,834)	$(1,553,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239,791	15,156
Stock compensation expense	25,000	-
Loss (Gain) on change in fair value of derivative liabilities	3,838,201	(1,472,386)
Initial derivative liability expense	306,517	230,036
Amortization of debt discount	321,563	1,460,187
Amortization of deferred financing costs	4,833	4,583
Bad debt expenses	152	20,275
Amortization of original issue discount	31,238	70,259
(Increase) Decrease in:
Accounts receivable	(346,322)	8,396
Other current assets	6,600	-
Other assets	2,097	(47,687)
Capitalized costs	(80,681)	-
Increase (Decrease) in:
Accounts payable	42,036	54,259
Accrued expenses	249,634	231,493
Deferred revenue	76,008	-

Net Cash Used in Operating Activities	(195,167)	(979,366)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash acquired in acquisition of companies	59,389	-

Net Cash Provided by Investing Activities	59,389	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(85,369)	(9,900)
Proceeds from convertible notes payable	275,000	726,644
Payments of convertible notes payable	-	(54,989)
Proceeds from notes payable	59,000	25,000
Proceeds from line of credit	34,248	-
Repayments to line of credit	(2,396)	-
Payments to related parties	-	(10,143)

Net Cash Provided by Financing Activities	280,483	676,612

Net (Decrease) Increase in Cash	144,705	(302,754)

Cash - Beginning of Period	58,449	330,015

Cash - End of Period	$203,154	$27,261

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$42,656	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock (in connection with conversion of convertible promissory notes and accrued interest)	$202,229	$529,717
Initial recognition of derivative liability as debt discount	$306,517	$695,801
Reclassification of derivative liability to additional paid in capital (in connection with the conversion of convertible promissory notes and accrued interest)	$319,995	$533,830

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

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

The Company is a full-service provider of teleconferencing services to businesses and organizations. The Company's conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company's focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. The Company is also a provider of the latest technologies in surveillance systems, digital video recording and services. The systems provide onsite and remote video and audio surveillance.

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

Virtual Surveillance, LLC. was incorporated in the State of Texas on February 26, 2015. VS is an integrator of security products and low voltage technology such as security cameras, access control, structure cabling, Wi-Fi and digital signage. VS's services enable its clients to cost-effectively have one vendor that can provide services across their geographically dispersed locations. VS's primary focus is to provide high value-added commercial security products and services to manufacturing, distribution, healthcare, entertainment, and a number of Fortune 500 clients in North America.

Apex CCTV, LLC was incorporated in the State of Texas on February 24, 2015. Apex is a full-service provider of security products through an ecommerce website. Apex's website allows customers to purchase commercial grade software and equipment cost-effectively. Apex markets to systems integrators, small businesses, corporations, and individuals. Apex is a provider of the latest technologies in surveillance systems, digital video recording, access control, and low voltage products.

In connection with the acquisition, the Company acquired all the assets and assumed all of the liabilities of the acquired companies. Included in these liabilities is a Note Payable to a bank with a remaining balance, at the acquisition date, of $1,923,896. Per the Purchase Agreement this Note Payable to bank was to be paid in full and have a complete release of the Seller’s guarantee and collateral related to the note within 180 days of the effective date of the Purchase Agreement. In addition to the assumed assets and liabilities the Company executed a Note Payable – related party (“Note”) in the amount of $830,000. The Note Payable principal amount will be reduced by a $2,000 cash purchase price payout calculated related to the terms in the Purchase Agreement and $150,000 based on an Employment Agreement with the Seller to be paid over a three year period commencing on effective date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final Note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled an no further force or effect, and the Purchaser shall have no further obligations on the Note. In an Event of Default of the Note, Purchaser shall issue to Seller convertible preferred stock convertible into common stock of the Purchaser with a fair value up to $1,000,000 (“Convertible Preferred Stock”) valued by the closing price of the Purchaser’s common stock on the day written notice of an Event of Default (as define in the Note) under the terms of the Note are delivered to the Purchaser (the “Default Notice”). The Convertible Preferred Stock may be converted solely upon an Event of Default and in the amount equal to the outstanding amount due under the Note triggering such Event of Default. The Convertible Preferred Stock shall be held by the Purchaser in escrow and shall be released within ten days of the Event of Default. As of September 30, 2017, no payments have been remitted pursuant to the Cash Payout and the Employment Agreement. The Company has not been notified of an Event of Default. No payments have been remitted pursuant to the Cash Payout and the Employment Agreement as of September 30, 2017. Furthermore, per the Purchase Agreement, in the event the acquisition companies are purchased for less than the Maximum Purchase Price upon the acquisition companies generating at least $500,000 in cash flow each year as determined by Schedule 2.03(a) in the Purchase Agreement, the Seller shall receive five percent (5%) of such cash flow up to $300,000 per year (the “Cash Flow Payments”). The Cash Flow Payments shall expire upon the earlier of (i) three years from the Effective Date, or (ii) the aggregate payment of the Purchase Price in the amount of the Maximum Purchase Price. Any payments made as cash flow payments will reduce the note Payable – related party.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

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

The following unaudited pro forma consolidated results of operations have been prepared as if the merger occurred on January 1, 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net Revenues	$3,931,098	$4,942,602
Net Loss	$(5,309,533)	$(1,469,692)
Net Loss per Share	$(0.65)	$(4.24)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, five wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 12% which is owned by the Company’s CEO) as of September 30, 2017. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2017, and the results of operations and cash flows for the nine months ending September 30, 2017 have been included. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the unaudited consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2017 and December 31, 2016, the Company reflected a non-controlling interest of $863 and ($2,740) in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying unaudited consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2017 and December 31, 2016, the Company had no bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2017 and December 31, 2016. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. As of September 30, 2017 and December 31, 2016 there were not any cash equivalents.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2017 and December 31, 2016, management determined that an allowance was necessary which amounted to approximately $160,000 and $120,000, respectively. During the nine months ended September 30, 2017 and 2016 the Company recognized $152 and $450 respectively of write-offs related to uncollectible accounts receivable.

Capitalized Job Costs

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned per ASC 605-10 “Revenue Recognition.” As of September 31, 2017 and December 31, 2016 the Company had $132,135 and $0, respectively included on their balance sheets under Capitalized Job Costs.

Advertising

Advertising is expensed as incurred. Advertising expense for the nine months ended September 30, 2017 and 2016 was $48,673 and $176,618 respectively.

Shipping costs

Shipping costs are included in cost of sales for VS and Apex and shipping costs are included in other selling, general and administrative expenses for DVVS and were deemed to be not material for the nine months ended September 30, 2017 and 2016, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers’ needs the Company purchased inventory items and had $86,568 and $29,953 in inventory as of September 30, 2017 and December 31, 2016, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2017 and 2016.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation expense of $25,000 and $0, respectively during the nine months ended September 30, 2017 and 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

Loan Costs

The Company has early adopted ASU 2015-3 “Interest – Imputation of Interest” - Simplifying the Presentation of Debt Issuance Costs. The loan costs are recorded as a debt discount and amortized to interest expense over the terms of the note payable.

Revenue recognition

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting. Delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control. Sales are recorded net of discounts and discounts are determined to be immaterial.

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

During the nine months ended September 30, 2017, one customer accounted for 43% of revenues.

During the nine months ended September 30, 2016, one customer accounted for 22% of revenues.

As of September 30, 2017, two customers accounted for 52% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1	34%
Customer 3	18%
Total	52%

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

As of December 31, 2016, three customers accounted for 39% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	13%
Customer 2	13%
Customer 3	13%
Total	39%

Research and Development

Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service (hereinafter "product") or a new process or technique (hereinafter "process") or in bringing about a significant improvement to an existing product or process. Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. Per FASB ASC 730, the Company expenses research and development cost as incurred.

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At September 30, 2017 the Company had 823,477,923 share equivalents issuable pursuant to embedded conversion features. At December 31, 2016 the Company had 29,733,748 share equivalents issuable pursuant to embedded conversion features.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

In February 2016, the FASB issued Accounting Standards Update, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit)—the new ASU will require both types of leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit). The ASU on leases will take effect for all public companies for fiscal years beginning after December 15, 2018.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2017, the Company had an accumulated deficit of approximately $32.8 million, a stockholders’ deficit of approximately $14.5 million and a working capital deficiency of approximately $16.5 million. The net cash used in operating activities for the nine months ended September 30, 2017 totaled $195,167. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2017	December 31, 2016
Computer Equipment	1 year	$13,333	$-
Office Equipment	1 year	5,767	-
Telephone System	1 year	9,729	-
ERP Software	1 year	150,000	-
Vehicles	1 year	22,667	-
Furniture & Fixtures	2-3 years	2,000	2,771
Less: Accumulated depreciation		(92,811)	(2,771)
Leasehold Improvements	2 years	-	26,901
Less: Accumulated amortization		-	(26,901)
		$110,685	$-

For the nine months ended September 30, 2017 and 2016, depreciation and amortization expense amounted to $92,811 and $15,156, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

NOTE 4 – INTANGIBLE ASSETS

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

Intangible assets consist of the following:

	September 30, 2017	Useful Lives
Intangible assets:
Goodwill	$2,095,258
Customer Relationships	84,868	4 years
Brand	139,200	8 years
Technology	176,666	1 years
Non-Compete Agreements	316,200	3 years
Total	2,812,192
Less: Accumulated amortization	(146,980)
	$2,665,212

Amortization expense related to the intangible assets for the period of April 20, 2017 (Acquisition Date) through September 30, 2017 was $146,980.

NOTE 5 – LINE OF CREDIT

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a $350,000 revolving line of credit (“Line of Credit”) that VS and Apex are jointly and severally liable for that expires on April 7, 2018. The Line of Credit is guaranteed by VS, Apex and the Acquisition Companies’ previous managing member and collateralized by all of the assets of VS and Apex. The line of credit has an interest rate of prime plus 1. The interest rate was 5.12% as of December 31, 2016. In the period of April 20, 2017 through September 30, 2017 the Company had borrowings of $34,248 and repayments of $2,396. The balance outstanding on the line of credit was approximately $265,000 as of September 30, 2017. As of September 30, 2017 the Company is out of compliance with the debt covenants related to the Line of Credit.

NOTE 6 – NOTE PAYABLE - RELATED PARTY

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing Note Payable – related party in the amount of $830,000. The Note Payable principal amount will be reduced by the calculated cash payout of $2,000 related to the terms in the Purchase Agreement and payments owed in accordance with the Employment Agreement with the Seller in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on Effective Date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled and no further force or effect, and the Purchaser shall have no further obligations on the Note. No payments have been remitted pursuant to the Cash Payout and the Employment Agreement as of September 30, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

NOTE 7 – NOTES PAYABLE

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

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of September 30, 2017 and December 31, 2016 the notes amounted to $116,792 and $116,792 respectively.

On September 15, 2016, the Company issued a demand promissory note of $25,000 due December 22, 2016. The interest rate is 10% with a minimum guaranteed interest amount of $2,500. In December 2016 the Company paid the balance of the note leaving the balance at $0 as of December 31, 2016.

On March 6, 2017, the Company issued a 10% original issue discount (OID) promissory note with a principal balance of $66,667 due August 6, 2017 with an interest rate of 10%. In connection with the original issue discount promissory note the Company recorded OID of $6,667 and deferred financing of $1,000 which are to be amortized over the term of the note. As of September 30, 2017 the balance of the original issue discount promissory note amounted to $66,667.

As of April 20, 2017, in connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a note payable with a balance of $1,923,896 that VS and Apex are jointly and severally liable for with a maturity date of April 2025 and an interest rate of 4.35%. The note payable is guaranteed by the Acquisition Companies’ previous managing member and his spouse and collateralized by all of the assets of the Acquisition Companies. The note has certain debt covenants that the Company is out of compliance with. Per the Purchase Agreement the note was to be paid within 180 days of the Effective Date, the Company has not complied with the payment terms. As of September 30, 2017 the total balance owed on the note payable was $1,838,528.

As of September 30, 2017 and December 31, 2016, notes payable amounted to $2,021,987 and $116,792, respectively.

Accrued interest on the notes payable amounted to approximately $86,000 and $57,000 as of September 30, 2017 and December 31, 2016, respectively and is included in accrued expenses.

NOTE 8 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of September 30, 2017 and December 31, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

NOTE 9 – ACCRUED EXPENSES

As of September 30, 2017 and December 31, 2016 the Company had accrued expenses of $2,579,082 and $2,346,521 respectively. The following table displays the accrued expenses by category.

	September 30, 2017	December 31, 2016
Operating Expenses	$31,513	$28,433
Lease Abandonment	-	164,375
Employee Commissions	19,344	79,934
Interest	668,905	463,218
Salaries	1,677,971	1,476,917
Sales Tax Payable	60,690	46,771
Payroll Liabilities	120,659	86,873
	$2,579,082	$2,346,521

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	September 30, 2017	December 31, 2016
Secured convertible promissory notes	$2,972,909	$2,801,875

Debt discount liability	(122,745)	(282,217)

Debt discount original issue discount	(7,339)	(20,686)

Debt discount deferred financing	(1,568)	(6,399)
Secured convertible promissory notes– net	$2,841,257	$2,492,573

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes were in default at December 31, 2012. The Company negotiated with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013, the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $.02. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See Note 12). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which was fully amortized as of December 31, 2013. In June 2013, the note holder converted $764 into common shares at the contractual rate of $.02 per share. In March 2014, the note holder converted an additional $990 into common shares at the contractual rate of $.02 per share. In October 2014, the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of September 30, 2017 and December 31, 2016.

On October 10, 2013, the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.15. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 12). The balance of the convertible debenture is $10,000 as of September 30, 2017 and December 31, 2016. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 12).

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

On December 11, 2013, the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.16. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 12). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 12). The balance of this convertible debenture is $25,000 as of September 30, 2017 and December 31, 2016.

On January 16, 2014, the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 12). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 12). The balance of this convertible debenture is $25,000 as of September 30, 2017 and December 31, 2016.

In March 2014, the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $3.50 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. In the first quarter of 2016, the Company paid $50,000 in reduction of one of the notes. The balance of these three notes was $100,000 as of September 30, 2017 and December 31, 2016.

On October 27, 2014, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 12). The Company also recorded OID of $1,600. The OID and debt discount were fully being amortized as of December 31, 2015. The balance of this convertible debenture as of September 30, 2017 and December 31, 2016 was $21,600.

On December 19, 2014, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 12). The Company also recorded OID of $2,000. The OID and debt discount were fully amortized as of December 31, 2015. In February 2016, the note holder converted $27,174 of the convertible promissory note payable balance and $2,174 of accrued interest into 2,795 common shares at the contractual rate of $.80 per share. The balance of this convertible debenture as of September 30, 2017 and December 31, 2016 was $0.

In October 2014, a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party. In January 2015 the note holder converted $1,000 into 48 common shares at the contractual rate of $21. In March 2015, the note holder converted $1,300 into 185 common shares at the contractual rate of $7. In April and May 2015 the note holder converted $17,200 into 1,985 common shares at the contractual rate ranging from $5.60 to $11 per share. In March 2016, the Company paid the note holder the balance of the unsecured note payable of $4,989. The balance of this unsecured note payable as of September 30, 2017 and December 31, 2016 was $0.

On February 11, 2015, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 12), and derivative expense of $69,940. The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note. In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015. In August 2015, the note holder converted $10,000 of principle balance into 1,035 common shares at the contractual rate of $9.66 per share. In September 2015, the note holder converted $24,000 of principle balance into 2,484 common shares at the contractual rate of $9.66 per share. In October 2015, the note holder converted an additional $10,000 of principle balance into 1,134 common shares at the contractual rate of $8.82 per share. In March 2016, the note holder converted the remaining $14,696 of principle balance into 1,814 common shares at the contractual rate of $8.12 per share. The balance of the unsecured note payable amounted to $0 as of September 30, 2017 and December 31, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

On May 5, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,789 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 12), and derivative expense of $37,775. The Company also recorded OID of $5,789 and deferred financing of $10,000. The OID, deferred financing and debt discount are being amortized over the term of the note. In December 2015 the note holder converted $23,000 of principle balance into 2,041 common shares at the contractual rate of $11.28 per share. In January 2016 the note holder converted $65,673 of principle balance into 4,710 common shares at the contractual rate ranging from $13.72 to $11.22 per share. In February 2016, the note holder converted the remaining balance of $27,117 of the convertible promissory note and $11,579 of accrued interest into 2,266 common shares at the contractual rate of $5.12 per share. The balance of the convertible promissory note amounted to $0 as of September 30, 2017 and December 31, 2016.

On May 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 12), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of September 30, 2016.

On May 27, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 12), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of September 30, 2016.

On June 5, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 12), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of September 30, 2016.

On June 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 12), and derivative expense of $59,406. The Company also recorded OID of $7,500 and deferred financing costs of $1,500. The OID, deferred financing and debt discount are being amortized over the term of the note. In June 2016, the note holder converted $5,000 of principle balance into 3,968 common shares at the contractual rate of $1.26 per share. During the period of October 1, 2016 through December 31, 2016 the note holder converted $85,620 of principle balance into 680,000 common shares at contractual rates ranging from $.084 to $.52 per share. In January 2017, the note holder converted the remaining principal balance of $5,280 into 62,857 common shares at the contractual rate of $.084. The balance of the convertible promissory note amounted to $0 and $5,280 as of September 30, 2017 and December 31, 2016, respectively. The debt discount and OID were fully amortized as of September 30, 2016.

On July 1, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 12), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of September 30, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

On July 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 12), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In September 2016, the note holder converted $9,720 of principle balance into 27,000 common shares at a contractual rate of $.036 per share. In January 2017, the note holder converted $22,421 of principle balance into 386,510 common shares at a contractual rates ranging from $.03 to $.084 per share. The balance of the convertible promissory note amounted to $125,754 and $148,175 as of September 30, 2017 and December 31, 2016, respectively. The debt discount and OID were fully amortized as of September 30, 2016.

On July 23, 2015, the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 12), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. In March 2016, the note holder converted $70,000 of principle balance into 7,273 common shares at the contractual rate of $9.64 per share. In April 2016, the note holder converted $15,000 of principle balance into 2,997 common shares at the contractual rate of $5.02 per share. In May 2016, the note holder converted $14,000 of principle balance into 4,545 common shares at the contractual rate of $3.08 per share. In the period of July 2016 through September 2016 the note holder converted $19,600 of principle balance into 52,216 common shares at the contractual rate ranging from $.242 to $.76 per share. In the period of October 2016 through December 2016 the note holder converted $29,700 of principle balance into 254,500 common shares at the contractual rate ranging from $.082 to $2.42 per share. In January 2017, the note holder converted $40,100 of principle balance into 771,429 common shares at a contractual rates ranging from $.034 to $.078 per share. July 2017, the note holder converted $4,750 of principle balance into 314,050 common shares at a contractual rate of $.0151 per share. The balance of the convertible promissory note amounted to $236,289 and $281,139 as of September 30, 2017 and December 31, 2016, respectively. The debt discount was fully amortized as of September 30, 2016.

On October 9, 2015, three convertible promissory notes mentioned above were assigned to a third party note holder with the same terms and balances. In February 2016, the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 2,095 common shares at the contractual rate of $10.50 per share. In March 2016, the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 2,095 common shares at the contractual rate of $10.50 per share. In April 2016, the note holder converted an additional $15,000 of the convertible promissory note and $1,500 of accrued interest into 3,273 common shares at the contractual rate of $5.04 per share. In May 2016, the note holder converted $10,895 of the convertible promissory note and $1,089 of accrued interest into 3,566 common shares at the contractual rate of $3.36 per share. In the period of July 2016 through September 2016 the note holder converted $15,000 of principle balance into 35,138 common shares at the contractual rate ranging from $.252 to $1.20 per share. In the period of October 2016 through December 2016 the note holder converted $27,500 of principle balance and $2,750 of accrued interest into 285,083 common shares at the contractual rate ranging from $.08 to $.252 per share. In the period of January 1, 2017, through September 30, 2017, the note holder converted $68,570 of principle balance and $6,800 of accrued interest into 2,463,269 common shares at the contractual rate ranging from $.011 to $.08 per share. On July 3, 2017 in an effort to resolve outstanding events of default to a note holder the Company modified the terms on an existing note from a 10% interest rate to a 12% interest rate with a retroactive date to September 11, 2016, the date of original maturity date and date of the first event of default. In addition, the Company agreed to incorporate the penalties and interest due to the note holder into the existing principal amount of the note increasing the principal balance by $81,239of the note as of July 3, 2017. The Company also agreed to increase the discount on the note from 60% of the lowest traded price in the prior thirty trading days to 55% of the lowest traded price in the prior thirty trading days. The balance of the convertible promissory note amounted to $377,959 and $365,289 as of September 30, 2017 and December 31, 2016, respectively. The debt discount was fully amortized as of September 30, 2016.

On October 19, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 12), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016, the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2017 and December 31, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

On November 18, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 12), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016, the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 as of September 30, 2017 and December 31, 2016.

On December 18, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 12), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount are being amortized over the term of the note. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $263,158 as of September 30, 2017 and December 31, 2016.

On January 19, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000 (see Note 12), and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. In December 2016, the note holder converted $15,700 of principle balance into 186,904 common shares at a contractual rate of $.084 per share. During the period of In January through February 2017, the note holder converted $34,300 of principle balance and into 550,396 common shares at contractual rates ranging from $.036 to $.084 per share. The balance of the convertible promissory note amounted to $61,111 and $95,411 as of September 30, 2017 and December 31, 2016, respectively. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $61,111 and $91,244, respectively.

On February 5, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500 (see Note 12), and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In June 2017, the note holder converted $7,350 of principle balance into 262,500 common shares at contractual rate of $.012 per share. The balance of the convertible promissory note amounted to $132,895 and $157,895 as of September 30, 2017 and December 31, 2016, respectively. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $137,886 and $145,395, respectively.

On March 7, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940 (see Note 12), and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $118,573 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $118,573 and $93,869, respectively.

On April 1, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $105,263 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $108,185, a debt discount of $95,000 (see Note 12), and derivative expense of $13,448. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $105,263 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $105,263 and $80,263, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

On May 23, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a five month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,144, a debt discount of $47,500 (see Note 12), and derivative expense of $17,776. The Company also recorded OID of $2,500. The OID and debt discount are being amortized over the term of the note. As of May 23, 2017, the convertible promissory note is in default (see Note 19). The balance of the convertible promissory note amounted to $52,632 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $52,632 and $32,974, respectively.

On June 24, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $78,947 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,205, a debt discount of $71,250 (see Note 12), and derivative expense of $15,653. The Company also recorded OID of $3,750. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $78,947 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $78,947 and $41,850, respectively.

On July 20, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,141, a debt discount of $47,500 (see Note 12), and derivative expense of $8,641. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $36,966 and $10,651, respectively.

On July 29, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,137, a debt discount of $47,500 (see Note 12), and derivative expense of $8,637. The Company also recorded OID of $2,632 and deferred financing of $2,500. The OID, deferred financing, and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of September 30, 2017 and December 31, 2016 amounted to $35,395 and $9,079, respectively.

On September 1, 2016, the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $157,895. In connection with the SPA, on September 1, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. On September 1, 2016, at the closing of the first tranche, the outstanding principle amount totaled $32,895. Each tranche will have a twelve month maturity date following the issuances of the tranche. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $35,086, a debt discount of $25,000 (see Note 12), and derivative expense of $10,086. The Company also recorded OID of $7,895. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $32,895 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $32,895 and $5,340, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

On September 2, 2016, the Company issued a second tranche of $25,000 related to the above note. The principal balance of the second tranche was recorded as $25,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $26,665, and derivative expense of $5,165. The Company also recorded deferred financing of $3,500. The deferred financing is being amortized over the term of the note. The balance of the convertible promissory note amounted to $25,000 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of deferred financing as of September 30, 2017 and December 31, 2016 amounted to $25,000 and $8,333, respectively.

On April 10, 2017, the Company issued a third tranche of $15,000 related to the above referenced September 1, 2016 SPA. The principal balance of the third tranche was recorded as $15,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $25,835, and derivative expense of $25,835. The balance of the convertible promissory note amounted to $15,000 as of September 30, 2017.

On October 18, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 12), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $26,316 and $10,965, respectively.

On October 28, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $26,316 (see Note 12), and derivative expense of $10,393. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $26,316 and $7,455, respectively.

On November 18, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 12), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of September 30, 2017 and December 31, 2016 amounted to $26,316 and $6,579, respectively.

On December 23, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $51,579 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,398, OID of $2,579 and derivative expense of $84,398. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $51,579 as of September 30, 2017 and December 31, 2016. The balance of the convertible promissory note net of OID as of September 30, 2017 and December 31, 2016 amounted to $51,042 and $49,108, respectively.

On January 17, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $25,772, OID of $750 and derivative expense of $25,772. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $15,750 as of September 30, 2017. The balance of the convertible promissory note net of OID as of September 30, 2017 amounted to $11,375.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

On February 1, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $43,061, OID of $1,316 and derivative expense of $43,061. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of September 30, 2017. The balance of the convertible promissory note net of OID as of September 30, 2017 amounted to $26,316.

On February 3, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $34,449, OID of $1,053 and derivative expense of $34,449. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of September 30, 2017. The balance of the convertible promissory note net of OID as of September 30, 2017 amounted to $14,386.

On April 10, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $25,835, OID of $789, debt discount of $14,210 and derivative expense of $11,643. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $15,789 as of September 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of September 30, 2017 amounted to $7,873.

On April 28, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $52,502, OID of $1,579, debt discount of $28,421 and derivative expense of $24,081. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of September 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of September 30, 2017 amounted to $14,246.

On May 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $52,503, OID of $1,579, debt discount of $28,421and derivative expense of $24,081. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of September 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of September 30, 2017 amounted to $12,162.

On June 8, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $35,002, OID of $1,053, debt discount of $18,947and derivative expense of $16,055. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of September 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of September 30, 2017 amounted to $6,886.

On June 23, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $42,105 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $70,003, OID of $2,105, debt discount of $37,895 and derivative expense of $32,108. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $42,105 as of September 30, 2017. The balance of the convertible promissory note net of OID and debt discount as of September 30, 2017 amounted to $13,772.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

On July 18, 2017, the Company issued a convertible promissory note with a principal balance of $68,000 with a one year maturity date. an interest rate of 8%. This convertible debenture converts at 65% of the average lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing costs in connection with this convertible promissory note. The deferred financing costs will be amortized over the term of the note. The balance of the convertible promissory note amounted to $68,000 as of September 30, 2017. The balance of the convertible promissory note net of deferred financing as of September 30, 2017 amounted to $65,000.

During the nine months ended September 30, 2017 and 2016 amortization of debt discount amounted to $321,563 and $1,460,187, respectively.

NOTE 11 – DERIVATIVE LIABILITY

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2015 to September 30, 2017:

Conversion feature derivative liability
Balance at December 31, 2015	$3,718,242
Initial fair value of derivative liability recorded as debt discount	772,118
Initial fair value of derivative liability charged to other expense	348,244
Reclass of derivative liability to additional paid in capital due to conversions	(840,039)
Loss on change in fair value included in earnings	958,072
Balance at December 31, 2016	4,956,637
Initial fair value of derivative liability recorded as debt discount	161,093
Initial fair value of derivative liability charged to other expense	306,517
Reclass of derivative liability to additional paid in capital due to conversions	(319,995)
Loss on change in fair value included in earnings	3,838,201
Balance at September 30, 2017	$8,942,453

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

Total derivative liability at September 30, 2017 and December 31, 2016 amounted to $8,942,453 and $4,956,637, respectively. The change in fair value included in earnings of $3,838,201 is due in part to the quoted market price of the Company’s common stock decreasing from $.20 at December 31, 2016 to $.0135 at September 30, 2017 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

From January , 2017 to September 30, 2017

Expected volatility	283% - 455%
Expected term	3 – 9 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

NOTE 12 - STOCKHOLDERS’ DEFICIT

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

During 2016, the Company issued 1,715,178 shares of common stock at contractual rates ranging from $.08 to $14.22 for the conversion of $593,983 in principal and accrued interest of convertible notes payable (See Note 10).

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

In the period of January 1, 2017 through September 30, 2017, the Company issued 6,061,587 shares of common stock at contractual rates ranging from $.34 to $.011 for the conversion of $195,429 in principal and $6,800 in accrued interest of convertible notes payable (See Note 10).

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

Effective May 22, 2017 the Company executed a 1-200 Reverse Stock Split (see Note 1).

NOTE 13 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following related party transactions have been presented on the balance sheet in due to related parties. During the year ended December 31, 2016 the Company repaid to the Chief Executive Officer the entire balance of the $48,478 of accrued interest due to him as of December 31, 2015 resulting in a $0 balance as of December 31, 2016.

In July 2016, the Company repaid $1,809 to the Chief Executive Officer. In July 2016, the Company repaid $1,809 to the Chief Executive Officer. In November 2016, the Company repaid $603 to the Chief Executive Officer. As of September 30, 2017 and December 31, 2016 the Company had a payable to the Chief Executive Officer of the Company amounting to $1,814. These advances are short-term in nature and non-interest bearing.

Note Payable – related party

The following related party transactions have been presented on the balance sheet in Note Payable – related party. In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing note payable in the amount of $830,000 due to the former CEO of the Acquisition Companies.

NOTE 14 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the nine months ended September 30, 2017 and 2016 totaled $29,974 and $20,543, respectively.

NOTE 15 - ACCRUED PAYROLL TAXES

As of September 30, 2017 and December 31, 2016 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $121,000 and $87,000, respectively. The liability was incurred in the years ended December 31, 2007 through September 30, 2017 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying unaudited consolidated financial statements. The Company has not received any notices from the IRS related to the unpaid payroll taxes.

NOTE 16 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the nine months ended September 30, 2017 and 2016 all material assets and revenues of the Company were in the United States.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

NOTE 17 – COMMITMENTS

Leases:

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a lease for office space with a four year term beginning on April 1, 2015 and ending on March 31, 2019. The Company has the option to renew the lease for an additional six years after the expiration date. The monthly rent expense is $11,371.

Rent expense for the period of April 20, 2017 through September 30, 2017 was $57,501.

NOTE 18 – SUBSEQUENT EVENTS

On October 2, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $52,502, OID of $1,579 and derivative expense of $52,502. The OID and deferred financing are being amortized over the term of the note.

On October 3, 2017, the Company executed an agreement with a Note Holder (see Note 8) to extend the maturity date of a promissory note ad additional five months beyond the original maturity date of August 6, 2017. The cost of funding is 20% over a six month term prorated to a five month term. In addition, the Company agreed to issue the note holder 375,000 restricted shares of common stock upon payment of the note. It was also agreed that if the company and the note holder agreed the note may be repaid in the form of shares of common stock of the Company at 30% discount to market.

On October 5, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $26,251, OID of $789 and derivative expense of $26,251. The OID and deferred financing are being amortized over the term of the note.

On October 25, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $57,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $96,254 OID of $2,895 and derivative expense of $96,254. The OID and deferred financing are being amortized over the term of the note.

On November 6, 2017, the Company executed an agreement with a Note Holder (see Note 11) related to a convertible promissory note that is in default as of May 2017. The Company agreed to roll the accrued interest, including default interest, into the note balance and adjust the discount on the note from “60% of the lowest traded price in the prior thirty (30) trading days” to “55% of the lowest traded price in the prior thirty (30) trading days.” The interest rate will remain at 10% per annum.

On November 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $63,158 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $105,005, OID of $3,158 and derivative expense of $105,005. The OID and deferred financing are being amortized over the term of the note.

Subsequent to September 30, 2017, the Company issued 2,006,275 shares of common stock upon conversion of $8,700 of convertible promissory notes and $744 of accrued interest. These notes were converted at contractual rates ranging from $.00153 to $.00495.

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

Effective April 20, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Video Surveillance Limited Liability Company, a Texas limited liability company with an assumed name of Virtual Surveillance (“VS”), Apex CCTV Limited Liability Company, a Texas limited liability company formerly known as Vaultronics (“APEX” and together with VS, the “Acquisition Companies”), and Mark D. Harris the sole member and equity owner of each of the Acquisition Companies (the “Seller”). The Company entered into the SPA to expand business operations and increase our presence. We anticipate serving more clients and increasing revenue with the addition of VS and APEX.

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

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Net Sales

Overall, our net sales for the three and nine months ended September 30, 2017 increased approximately 1,324% and 625% from the comparable periods in 2016. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2017 to 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	$	% of Total	$	% of Total	Variance
Sale of product	1,192,548	87%	66,662	70%	1,689%
Service	177,337	13%	28,338	30%	526%
Total	1,369,885	100%	95,000	100%	1,342%

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	$	% of Total	$	% of Total	Variance
Sale of product	2,276,930	83%	283,469	75%	703%
Service	452,363	17%	93,019	25%	386%
Total	2,729,293	100%	376,488	100%	625%

Sales of product for the three months ended September 30, 2017 increased approximately 1,689% as compared to the three months ended September 30, 2016. The increase is attributed to the acquisition of VS and Apex. Service revenue increased by approximately 526% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was also attributed to the acquisition of VS and Apex. Sales of product for the nine months ended September 30, 2017 increased approximately 700% as compared to the nine months ended September 30, 2016 due the acquisition of VS and Apex. Service revenue increased by approximately 386% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due the acquisition of VS and Apex.

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

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased approximately 2,390% and 606% for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2017 to 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	$	% of Total	$	% of Total	Variance
Cost of product	678,208	80%	12,887	38%	5,163%
Cost of service	165,396	20%	20,992	62%	688%
Total	843,604	100%	33,879	100%	2,390%

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	$	% of Total	$	% of Total	Variance
Cost of product	1,178,052	80%	125,023	60%	842%
Cost of service	290,811	20%	83,036	40%	250%
Total	1,468,863	100%	208,059	100%	606%

During the three and nine months ended September 30, 2017, our cost of product increased approximately 5,163% and 842% as compared to the three and nine months ended September 30, 2016 which is directly related to the acquisition of VS and Apex. Our cost of services for the three and nine months ended September 30, 2017 increased 688% and 250%, respectively as compared to the three and nine months ended September 30, 2016 due to the acquisition of VS and Apex.

Total operating expenses for the three months ended September 30, 2017 were $712,842, an increase of $335,741, or approximately 89%, from total operating expenses for the comparable three months ended September 30, 2016 of $377,101. This increase is primarily attributable to the acquisition of VS and Apex. Total operating expenses for the nine months ended September 30, 2017 were $1,497,886, an increase of $280,738, or approximately 23%, from total operating expenses for the comparable nine months ended September 30, 2016 of $1,217,148. The increase is primarily attributable to the acquisition of VS and Apex coupled with increase in compensation and related taxes, marketing and public relations, depreciation expense and amortization expense.

Loss from Operations

We reported loss from operations of $186,561 for the three months ended September 30, 2017 and a loss from operations of $237,456 for the nine months ended September 30, 2017, as compared to a loss from operations of $315,980 and $1,048,719 for the three and nine months ended September 30, 2016. A decrease in loss of $129,419 and $811,263 or 41% and 77%, respectively for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

Other Income (Expense)

Total other expense was $4,143,169 for the three months ended September 30, 2017 as compared to total other income of $1,005,095 for the three months ended September 30, 2016. The increase in other expense was primarily attributable to the change in fair value of derivative liabilities, initial derivative expense and interest expense. Total other expense was $4,674,378 for the nine months ended September 30, 2017 as compared to total other expense of $505,218 for the nine months ended September 30, 2016. The increase in other expense was primarily attributable to the change in fair value of derivative liabilities, initial derivative expense and interest expense offset by a decrease in amortization of debt discount. In the nine months ended September 30, 2017 we also recognized other income due to a write off of lease abandonment liabilities.

Net Loss

We reported a net loss of $4,329,730 and $4,911,834 for the three and nine months ended September 30, 2017 as compared to a net income of $689,115 and a net loss of $1,553,937 for the three and nine months ended September 30, 2016. Net loss (income) from non-controlling interest for the three months and nine months ended September 30, 2017 was $27,921 and ($3,603) respectively compared to net loss of 4,107 and $3,525 for the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2017, we had a cash balance of $203,154. Our working capital deficit was $16,519,832 at September 30, 2017.

We reported a net increase in cash for the nine months ended September 30, 2017 of $144,705. While we currently have no material commitments for capital expenditures, at September 30, 2017 we owed approximately $2,900,000 under various notes payable. During the nine month period ended September 30, 2017, we have raised $275,000 of net proceeds from convertible notes payable and $59,000 from notes payable .

Accrued expenses were $2,579,082 as of September 30, 2017 and consist of the following:

●	Accrued salaries for certain employees amounting to $1,677,971
●	Accrued commissions for certain employees amounting to $19,344
●	Sales tax payable of $60,690
●	Accrued interest of $668,905
●	Accrued payroll liabilities and taxes of $120,659
●	Other accrued expenses of $31,513

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

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $1,553,937 during the nine months ended September 30, 2017. At September 30, 2017 we had a working capital deficit of 16,519,832. We do not anticipate we will be profitable in 2017. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2016 is a discussion regarding Going Concern.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 amounted to $195,167 and was primarily attributable to our net loss of $4,911,834 coupled with an increase in accounts receivable of $346,322 and an increase in capitalized costs of $132,135. The losses were offset by an increase in derivative liability expense of $306,517, an increase in depreciation and amortization expense of $239,791, an increase in loss on change in fair value of derivative liabilities of $3,838,201, an increase in amortization of debt discount of $321,563, an increase in deferred financing costs of $4,833, an increase in original issue discount of $31,238, an increase in other assets of $8,697, an increase in bad debt of $152 and an increase in accrued expenses of $249,634, an increase in accounts payable of $93,490 and an increase in deferred revenue of $76,008. Net cash used in operating activities for the nine months ended September 30, 2016 amounted to $979,366 and was primarily attributable to our net loss of $1,553,937 coupled with a change in fair value of derivative liabilities of $1,472,386 and a decrease in other assets of $47,687. The losses were offset by depreciation of $15,156, derivative liability expenses of $230,036, amortization of debt discount of $1,460,187, amortization of deferred financing costs of $4,583, amortization of original issue discount of $70,259, bad debt expense of $20,275, and an increase in accounts receivable, accounts payable and accrued expenses of $294,148.

Investing activities

Net cash provided by investing activities was $59,389 for the nine months ended September 30, 2017. We received cash from the acquisition of companies of $59,389.

Financing activities

Net cash provided by financing activities was $280,483 for the nine months ended September 30, 2017. We received proceeds from convertible notes payable of $275,000, proceeds from notes payable of $59,000, and proceeds for a line of credit of $34,248. These amounts were offset by repayments of notes payables of $85,369 and repayments on the line of credit of $2,396. Net cash provided by financing activities was $676,612 for the nine months ended September 30, 2016. We received proceeds from convertible notes payable of $726,644 and proceeds from notes payable of $25,000 offset by payments on convertible notes payable of $54,989, payments on notes payable of $9,900 and payments to related parties of $10,143.

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

The following table summarizes our contractual obligations as of September 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Operating Leases	$204,678	125,081	79,597	-	-
Total Contractual Obligations:	$204,678	125,081	79,597	-	-

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

On July 18, 2017, the Company issued a convertible promissory note with a principal balance of $68,000 with a one year maturity date. an interest rate of 8%. This convertible debenture converts at 65% of the average lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing costs in connection with this convertible promissory note. The deferred financing costs will be amortized over the term of the note. The balance of the convertible promissory note amounted to $68,000 as of September 30, 2017. The balance of the convertible promissory note net of deferred financing as of September 30, 2017 amounted to $65,000.

On October 2, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $52,502, OID of $1,579 and derivative expense of $52,502. The OID and deferred financing are being amortized over the term of the note.

On October 3, 2017, the Company executed an agreement with a Note Holder (see Note 8) to extend the maturity date of a promissory note ad additional five months beyond the original maturity date of August 6, 2017. The cost of funding is 20% over a six month term prorated to a five month term. In addition, the Company agreed to issue the note holder 375,000 restricted shares of common stock upon payment of the note. It was also agreed that if the company and the note holder agreed the note may be repaid in the form of shares of common stock of the Company at 30% discount to market.

On October 5, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $26,251, OID of $789 and derivative expense of $26,251. The OID and deferred financing are being amortized over the term of the note.

On October 25, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $57,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $96,254 OID of $2,895 and derivative expense of $96,254. The OID and deferred financing are being amortized over the term of the note.

On November 6, 2017, the Company executed an agreement with a Note Holder (see Note 11) related to a convertible promissory note that is in default as of May 2017. The Company agreed to roll the accrued interest, including default interest, into the note balance and adjust the discount on the note from “60% of the lowest traded price in the prior thirty (30) trading days” to “55% of the lowest traded price in the prior thirty (30) trading days.” The interest rate will remain at 10% per annum.

On November 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $63,158 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $105,005, OID of $3,158 and derivative expense of $105,005. The OID and deferred financing are being amortized over the term of the note.

Subsequent to September 30, 2017, the Company issued 2,006,275 shares of common stock upon conversion of $8,700 of convertible promissory notes and $744 of accrued interest. These notes were converted at contractual rates ranging from $.00153 to $.00495.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Securities Purchase Agreement by and among DirectView Holdings, Inc., Video Surveillance Limited Liability Company, Apexcctv Limited Liability Company, and Mark D. Harris, dated April 20, 2017
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: January 25, 2018	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

Date: January 25, 2018	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer
Principal Financial Officer

