Form 10-K
period 2017-12-31
DIRECTVIEW HOLDINGS INC
filed 2018-04-17
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Non-accelerated filer (do not check if smaller reporting company)	[ ]
Accelerated filer	[ ]	Smaller reporting company	[X]
Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2017, was $97,383. As of April 17, 2018, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 121,212,278.

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

Video Surveillance Limited Liability Company - is a company specializing in video and surveillance and access control solutions.

Apex CCTV Limited Liability Company - is a company specializing in video and surveillance and access control solutions.

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

Our Customers

During the year ended December 31, 2017, one customer accounted for 34% of revenues.

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

Website

We maintain two websites at www.directview.com and www.directviewsecurity.com.

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

Risks Related to Our Business

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE FUTURE LOSSES AND MAY NEVER BE PROFITABLE.

We have experienced significant operating losses in our Company’s recent history. Our ability to achieve annual profitability in the future depends on a number of factors, including our ability to attract and service customers on a profitable basis and the growth of the video surveillance industry. If we are unable to achieve annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE.

The video surveillance and consumer markets in which we primarily compete are highly competitive and are influenced by competitive factors including:

●	our ability to rapidly develop and introduce new high performance integrated solutions;

●	the price and total cost of ownership and return on investment associated with the solutions;

●	the simplicity of deployment and use of the solutions;

●	the reliability and scalability of the solutions;

●	the market awareness of a particular brand;

●	our ability to provide secure access to wireless networks;

●	our ability to offer a suite of products and solutions;

●	our ability to allow centralized management of the solutions; and

●	our ability to provide quality product support.

New entrants seeking to gain market share by introducing new technology and new products may also make it more difficult for us to sell our products, and could create increased pricing pressure. In addition, broadband equipment providers or system integrators may also offer wireless broadband infrastructure equipment for free or as part of a bundled offering, which could force us to reduce our prices or change our selling model to remain competitive.

If there is a shift in the market such that network operators and service providers begin to use closed network solutions that only operate with other equipment from the same vendor, we could experience a significant decline in sales because our products would not be interoperable.

We expect competition to continuously intensify as other established and new companies introduce new products in the same markets that we serve or intend to enter, as these markets consolidate. Our business will suffer if we do not maintain our competitiveness.

A number of our current or potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater resources than we do.

As we move into new markets for different types of products, our brand may not be as well-known as incumbents in those markets. Potential customers may prefer to purchase from their existing suppliers or well-known brands rather than a new supplier, regardless of product performance or features. We expect increased competition from other established and emerging companies if our markets continue to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants and there is no assurance that our entry into new markets will be successful.

MANY OF THESE COMPANIES HAVE SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL, MARKETING, DISTRIBUTION AND OTHER RESOURCES THAN WE DO AND ARE BETTER POSITIONED TO ACQUIRE AND OFFER COMPLEMENTARY PRODUCTS AND TECHNOLOGIES.

Industry consolidation, acquisitions and other arrangements among competitors may adversely affect our competitiveness because it may be more difficult to compete with entities that have access to their combined resources. As a result of such consolidation, acquisition or other arrangements, our current and potential competitors might be able to adapt more quickly to new technologies and consumer preference, devote greater resources to the marketing and promotion of their products, initiate or withstand price competition, and take advantage of acquisitions or other opportunities more readily and develop and expand their products more quickly than we do. These combinations may also affect customers’ perceptions regarding the viability of companies our size and, consequently, affect their willingness to purchase our products.

THE COMPLEXITY OF OUR PRODUCTS COULD RESULT IN UNFORESEEN DELAYS OR EXPENSES CAUSED BY UNDETECTED DEFECTS OR BUGS.

Our products may contain defects and bugs when they are introduced, or as new versions are released. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contain material defects or bugs, or has reliability, quality or compatibility problems, we may not be able to promptly or successfully correct these problems. The existence of defects or bugs in our products may damage our reputation and disrupt our sales. If any of these problems are not found until after we have commenced commercial production and distribution of a new product, we may be required to incur additional development costs, repair or replacement costs, and other costs relating to regulatory proceedings, product recalls and litigation, which could harm our reputation and operating results. Undetected defects or bugs may lead to negative online Internet reviews of our products, which are increasingly becoming a significant factor in the success of our new product launches, especially for our consumer products. If we are unable to quickly respond to negative reviews, including end user reviews posted on various prominent online retailers, our ability to sell these products will be harmed. Moreover, we may offer stock rotation rights to our distributors. If we experience greater returns from retailers or end customers, or greater warranty claims, in excess of our reserves, our business, revenue and operating results could be harmed.

SECURITY VULNERABILITIES IN OUR PRODUCTS, SERVICES AND SYSTEMS COULD LEAD TO REDUCED REVENUES AND CLAIMS AGAINST US.

The quality and performance of some of our products and services may depend upon their ability to withstand cyber attacks. Third parties may develop and deploy viruses, worms and other malicious software programs, some of which may be designed to attack our products, systems, or networks. Some of our products and services also involve the storage and transmission of users’ and customers’ proprietary information which may be the target of cyber attacks. Hardware and software that we produce or procure from third parties also may contain defects in manufacture or design, including bugs and other problems, which could compromise their ability to withstand cyber attacks.

The costs to us to eliminate or alleviate security vulnerabilities can be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions, as well as potential liability to the company. The risk that these types of events could seriously harm our business is likely to increase as we expand the web-based products and services that we offer.

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

Our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph raising doubt as to our ability to continue as a going concern as a result of our losses from operations, stockholders’ deficit and negative working capital. Our consolidated financial statements, which appear elsewhere in this Form 10-K, are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

At December 31, 2017, we had approximately $135,000 of accrued but unpaid payroll taxes and liabilities due the federal government which includes penalties and interest. We do not have the funds necessary to satisfy this obligation. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Ralston, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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

We currently use general office space from a related party located at 21218 Saint Andrews Blvd., Suite 323, Boca Raton, Florida. The facility is provided to us at no cost by our Chief Executive Officer and Chairman, Roger Ralston. We believe that our facility is adequate to meet our current needs.

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

The following table sets forth the high and low price for our common stock for each quarter during the 2016 and 2017 fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal 2016	High	Low
First Quarter (January 1 – March 31)	$38.50	$17.50
Second Quarter (April 1 – June 30)	$20.30	$2.10
Third Quarter (July 1 – September 30)	$4.20	$0.42
Fourth Quarter (October 1 – December 31	$0.06	$0.14

Fiscal 2017	High	Low
First Quarter (January 1 – March 31)	$0.22	$0.04
Fourth Quarter (April 1 – June 30)	$0.28	$0.027
Third Quarter (July 1 – September 30)	$0.045	$0.005
Fourth Quarter (October 1 – December 31)	$0.044	$0.01

(b) Holders of Common Equity

As of April 17, 2018, there were approximately 195 stockholders of record. An additional number of stockholders are beneficial holders of our common stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

Recent Sales of Unregistered Securities

On January 17, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On February 1, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On February 3, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On April 10, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $15,789 with a six month maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On April 28, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On May 24, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On June 8, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $21,053 with a six month maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On June 23, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $42,105 with a one year maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On July 18, 2017, the Company issued a convertible promissory note with a principal balance of $68,000 with a one year maturity date. an interest rate of 8%. This convertible debenture converts into common stock of the Company at 65% of the average lowest trading price during the 10 days prior to conversion.

On October 2, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On October 5, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On October 25, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $57,895 with a one year maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On November 24, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $63,158 with a one year maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

On December 7, 2017, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts into common stock of the Company at 60% of the lowest trading price during the 30 days prior to conversion.

Subsequent to December 31, 2017, the Company issued 99,338,3074 shares of common stock upon conversion of $229,353 of convertible promissory notes and $12,227 of accrued interest. These notes were converted at contractual rates ranging from $0.00176 to $0.0059.

On February 12, 2018, the Company issued 5,000,000 shares of common stock at the fair market value rate of $0.009 totaling $45,000 to the Company’s CEO for services rendered. The Company also issued 3,000,000 shares of common stock at the fair market value rate of $0.009 totaling $27,000 to an employee for services rendered.

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

Our Outlook

Our net sales are currently not sufficient to fund our operating expenses. We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our company. These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to properly market our company in an effort to increase our sales. We are always looking for opportunities with new dealers to expand our IP based surveillance products offerings and plan to evaluate the market for our products throughout 2018 to determine whether we should hire additional employees in our sales force. We seek to leverage our current customer base which includes major international hotel chains, well known real estate development companies, and respected educational facilities, to build our reputation as a trusted security provider and generate customer referrals. Beginning in 2014 we also began targeting our marketing efforts toward the cannabis industry. We see the specific security needs of this industry, representing a significant opportunity for sales growth. Each state has specific requirements for security which includes extensive video surveillance and perimeter security. Additionally, some larger security companies have been hesitant to enter this market up to this point we believe this will help reduce competitive pressures. While we believe our strategy for growth will result in an increase in demand for our products and service and generate revenues, no assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy. As a result of the addition of VS and APEX we are planning a roll up strategy to acquire more entities that will compliment ours and enhance our revenue and growth.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Sales

Overall, our net sales for the year ended December 31, 2017 increased approximately 531% from the comparable period in 2016.  The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2017 to 2016:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	$	% of Total	$	% of Total	Variance
Sale of product	2,379,190	82%	309,687	67%	668%
Service	525,797	18%	151,015	33%	248%
Total	2,904,987	100%	460,702	100%	531%

Sales of product for the year ended December 31, 2017 increased approximately 668% as compared to the year ended December 31, 2016.  The increase is attributed to the acquisition of VS and Apex. Service revenue increased by approximately 248% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was also attributed to the acquisition of VS and Apex.

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

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased approximately 610% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2017 to 2016:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	$	% of Total	$	% of Total	Variance
Cost of product	1,192,177	73%	134,662	58%	785%
Cost of service	450,952	27%	96,603	42%	367%
Total	1,643,129	100%	231,265	100%	610%

During the year ended December 31, 2017, our cost of product increased approximately 785% as compared to the year ended December 31, 2016 which is directly related to the acquisition of VS and Apex. Our cost of services for the year ended December 31, 2017 increased 367% as compared to the year ended December 31, 2016 due to the acquisition of VS and Apex.

Total operating expenses for the year ended December 31, 2017 were $2,134,703, an increase of $503,724, or approximately 31%, from total operating expenses for the comparable year ended December 31, 2016 of $1,630,979. This increase is primarily attributable to the acquisition of VS and Apex coupled with increase in compensation and related taxes, rent, depreciation expense and amortization expense.

Loss from Operations

We reported loss from operations of $872,845 for the year ended December 31, 2017, as compared to a loss from operations of $1,401,542 for the year ended December 31, 2016, representing a decrease in loss of $528,697 or 38%.

Other Income (Expense)

Total other expense was $674,320 for the year ended December 31, 2017 as compared to total other expense of $3,396,110 for the year ended December 31, 2016. The increase in other expense was primarily attributable to the  loss on change in fair value of derivative liabilities, increase in interest expense, offset by other income due to a write off of lease abandonment liabilities. Other expenses decreased due to a reduction of amortization of debt discount for the year ended 2017 compared to the year ended 2016.

Net Loss

We reported a net loss of $1,547,165 for the year ended December 31, 2017 as compared to a net loss of $4,797,652 for the year ended December 31, 2016. Net income from non-controlling interest for the year ended December 31, 2017 was $5,681 compared to net loss of $35,072 for the year ended December 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2017, we had a cash balance of $68,437. Our working capital deficit was $13,004,160 at December 31, 2017.

We reported a net increase in cash for the year ended December 31, 2017 of $9,988. While we currently have no material commitments for capital expenditures, at December 31, 2017 we owed approximately $2,000,000 under various notes payable. During the year ended December 31, 2017, we have raised $465,000 of net proceeds from convertible notes payable and $59,000 from notes payable.

Accrued expenses were $3,607,100 as of December 31, 2017 and consist of the following:

● Accrued salaries for certain employees amounting to $1,770,027

● Accrued commissions for certain employees amounting to $18,633

● Sales tax payable of $54,532

●Accrued interest of $1,611,924

● Accrued payroll liabilities and taxes of $134,724

● Other accrued expenses of $17,260

We reported a net loss of $1,547,165 during the year ended December 31, 2017. At December 31, 2017 we had a working capital deficit of $13,004,160. We do not anticipate we will be profitable in 2018. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt and convertible debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied.  If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.  Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2017 is a discussion regarding Going Concern.

Operating activities

Net cash used in operating activities for the year ended December 31, 2017 amounted to $420,481 and was primarily attributable to our net loss of $1,547,165 coupled with an increase in accounts receivable of $329,182, a gain in change in fair value of derivative liabilities of $1,485,907, and an increase in capitalized costs of $89,813. The losses were offset by an increase in derivative liability expense of $537,541, an increase in depreciation and amortization expense of $273,630, an increase in amortization of debt discount of $403,245, an increase in deferred financing costs of $6,968, an increase in original issue discount of $36,350, an increase in other assets of $26,322, an increase in bad debt of $844, an increase in accrued expenses of $1,341,243, an increase in accounts payable of $110,523, an increase of stock compensation expense of $25,000, and an increase in deferred revenue of $254,764. Net cash flows used in operating activities for the year ended December 31, 2016 amounted to $1,046,575 and was primarily attributable to our net loss of $4,797,652 coupled with an increase in accounts receivable of $4,676 and an increase in other assets of $53,605. The losses were offset by depreciation of $15,156, common stock issued for compensation and services of $69,864, change in fair value of derivative liabilities of $958,072, derivative liability expenses of $348,244, amortization of debt discount of $1,721,296, amortization of deferred financing costs of $6,288, amortization of original issue discount of $86,524, bad debt expense of $106,898, deferred revenue of $38,500 and an increase in accounts payable and accrued expenses of $458,516.

Investing activities

Net cash provided by investing activities was $14,648 for the year ended December 31, 2017. We received cash from the acquisition of companies of $59,389 which was offset by an acquisition of a telephone system of $3,222 and the acquisition of the companies of $41,519.

Financing activities

Net cash provided by financing activities was $415,821 for the year ended December 31, 2017. We received proceeds from convertible notes payable of $465,000, proceeds from notes payable of $59,000, and proceeds for a line of credit of $34,248. These amounts were offset by repayments of notes payables of $136,148 and repayments on the line of credit of $6,279. Net cash flows provided by financing activities was $775,009 for the year ended December 31, 2016. We received proceeds from convertible notes payable of $850,644 and proceeds from notes payable of $25,000 offset by payments on convertible notes payable of $54,989, payments on notes payable of $34,900 and payments to related parties of $10,746.

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

On May 18, 2017, the Company received notice from Financial Industry Regulatory Authority that the Reverse Split has been approved and took effect at the opening of trading on May 22, 2017.

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

The following table summarizes our contractual obligations as of December 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Leases	$170,565	125,081	45,484	-	-
Total Contractual Obligations:	$170,565	125,081	45,484	-	-

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined that our contracts for which customers purchase both surveillance products and installation services from us may result in a change to our reported revenues as a result of the adoption. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 will be recognized when our performance obligations are satisfied for both product sales and installation services. This differs from previous guidance in which we recognized the sale of the products and installation services at the same time. We adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. We have determined the adoption of ASU 2015-14 will not have a material impact on our results of operations, cash flows, or financial position due to the short term nature of our contracts.

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

Effective May 9, 2017, we formally engaged Assurance Dimensions, Inc. as our independent registered public accounting firm. The engagement was due to the recent merger of our existing certifying accountant, D’Arelli Pruzansky, P.A. and Assurance Dimensions, Inc. The decision to engage Assurance Dimensions, Inc. as our independent registered public accounting firm was approved by our Board of Directors on May 9, 2017.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2017, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Roger Ralston, our Chief Executive Officer, and Michele Ralston, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2017, (iii) a lack of segregation of duties within accounting functions, (iv) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (v) ineffective controls over period end financial close and reporting processes. Therefore, our internal controls over financial reporting were not effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is information concerning our executive officers and directors:

Name	Age	Position

Roger Ralston	49	Chief Executive Officer and Chairman of the Board of Directors

Michele Ralston	48	Chief Financial Officer, Secretary, Treasurer and Director

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

It is our desire to expand our Board of Directors during 2017 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intend to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that we do not maintain directors and officers’ liability insurance.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2017.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Roger Ralston (1)	2017	276,924						40,000	316,924
	2016	276,924						40,000	316,924

Michele Ralston (2)	2017	72,000							72,000
	2016	72,000							72,000

(1)	Accrued but unpaid compensation due to Mr. Ralston during fiscal 2017, 2016, 2015 and 2014 amounts to approximately $1,500,000.

(2)	Accrued but unpaid compensation due to Mrs. Ralston during fiscal 2017, 2016, 2015 and 2014 amounts to approximately $256,000.

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

Mr. Ralston, who has served as our CEO since October 2006, entered into an employment agreement with our company on September 1, 2009. His compensation is arbitrarily determined by our Board of Directors of which he is a member. The Board considers revenues, net income as well as general performance in determining the compensation due Mr. Ralston. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Ralston’s compensation. Effective on September 1, 2010, Mr. Ralston’s compensation package included a base salary of $200,000 and company provided for automobile expense and health care benefits. During fiscal 2017, Mr. Ralston’s compensation package included a base salary of $276,924 and company provided for automobile expense and health care benefits. The amount of compensation payable to Mr. Ralston can be increased at any time upon the determination of the Board of Directors.

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. No member of our Board of Directors received compensation for their services for the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 17, 2018, we had outstanding 121,212,224 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of April 17, 2018 by:

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

Name of Beneficial Owner (1)	Shares of Series A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Roger Ralston	51	100%	52,880,953	5.30%
Chief Executive Officer, President, Chairman

Michele Ralston	0	0%	278	* %
Chief Financial Officer, Secretary, Treasurer and Director

All officers and directors as a group (2 persons)	51	100%	52,881,231	5.30%

All officers, directors and 5% holders as a group (2 persons)	51	100%	52,881,231	5.30%

*represents less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. Based on 442,601,456 share equivalents of common stock as of April 17, 2017.

(3)	Each one share of the Series A Preferred Stock has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings.

Description of Securities

General

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value of $0.0001 per share, of which 51 shares are authorized as Series A Preferred Stock and 51 shares of Series A Preferred Stock are issued and outstanding. As of April 17, 2018 there were 121,212,224 shares of our common stock issued and outstanding held by approximately 195 holders of record of our common stock.

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

On January 6, 2016, the Company filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, which, among other things, established the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”).

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

During the year ended December 31, 2017, the Company paid $18,886 in accrued salaries to the Chief Executive Officer. During the year ended December 31, 2016, the Company paid $18,915 in accrued interest to the Chief Executive Officer.

In the period of March 2016 through June 2016, the company repaid $8,334 to the Chief Executive Officer. In July 2016 the Company repaid $1,809 to the Chief Executive Officer. In July 2016 the Company repaid $1,809 to the Chief Executive Officer. In November 2016 the Company repaid $603 to the Chief Executive Officer. As of December 31, 2017 and December 31, 2016 the Company had a payable to the Chief Executive Officer of the Company amounting to $1,814 and $1,814, respectively. These advances are short-term in nature and non-interest bearing.

Below is a summary of the accrued salaries due to our executive officers:

Name	December 31, 2017
Roger Ralston	$1,497,295
Michele Ralston	256,429
Total	$1,753,274

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

	Year Ended December 31,
Category	2017	2016
Audit Fees(1)	$60,000	$20,000
Audit Related Fees(2)	$20,000	$15,000
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)	Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non-year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.2	Delaware Amended Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.3	Delaware Bylaws (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.4	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.5	Delaware Certificate of Conversion (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.6	Nevada Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.7	Nevada Bylaws (incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.8	Nevada Certificate of Amendment (incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.9	Nevada Certificate of Amendment (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 19, 2016)

3.10	Amendment to Articles of Incorporation, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2016)

3.11	Amendment to Articles of Incorporation, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2016)

3.12	Certificate of Amendment to Articles of Incorporation, dated May 17, 2017 (incorporated herein by reference to Exhibit 3.1 to the Form 10-Q with the Securities and Exchange Commission on May 23, 2017)

4.2	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2016)

10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2016)

10.2	DirectView Holdings, Inc. 2014 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 13, 2014)

Amendment No. 1 to the DirectView Holdings, Inc. 2014 Incentive Plan ((incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 23, 2016)

10.3	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q with the Securities and Exchange Commission on January 25, 2018)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

April 17, 2018	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director	April 17, 2018
Roger Ralston	(Principal Executive Officer)

/s/ Michele Ralston	Chief Financial Officer and Director	April 17, 2018
Michele Ralston	(Principal Financial Officer) (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Directview Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Directview Holdings, Inc. and Subsidiaries as of December 31, 2017 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for each of the year ended December 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss and cash used from operations of approximately $1.5 million and 420,000, respectfully for the year ended of December 31, 2017 and a working capital deficit of approximately $13 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit include performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The consolidated financial statements as of December 31, 2016, were audited by D’Arelli Pruzansky, P.A., who sold its audit practice to Assurance Dimensions, Inc. as of May 3, 2017, and whose report dated April 17, 2017, expressed an unmodified opinion on those statements

/s/ Assurance Dimensions

Certified Public Accountants

We have served as the Company’s auditor since 2017.

Coconut Creek, Florida

April 17, 2018

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash	$68,437	$58,449
Accounts Receivable - net	615,639	85,455
Capitalized Job Costs	141,267	-
Inventory	73,499	29,953
Other Current Assets	59,938	52,556

Total Current Assets	958,780	226,413

PROPERTY AND EQUIPMENT - Net	64,250	-

Goodwill	794,830	-
Intangible Assets, net	682,682	-
Other Assets	6,670	26,167

Total Assets	$2,507,212	$252,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $230,721 and $309,302	$2,952,250	$2,492,573
Short Term Advances	146,015	146,015
Note Payable	1,971,208	116,792
Accounts Payable	361,619	270,516
Credit Card Payable	152,481	-
Accrued Expenses	3,607,100	2,346,521
Line of Credit	260,658	-
Stock Payable	25,000	-
Deferred Revenue	479,426	38,500
Due to Related Parties	1,814	1,814
Note Payable - related party, current	52,000	-
Derivative Liability	3,953,369	4,956,637
Total Current Liabilities	13,962,940	10,369,368

Note Payable-related party, net of current portion	778,000	-

Total Liabilities	14,740,940	10,369,368

Commitments and Contingencies (see Note 17)

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of December 31, 2017 and 0 shares issued and outstanding as of December 31, 2016)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 13,873,971 and 2,134,155 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively)	1,387	213
Additional Paid-in Capital	17,158,926	17,729,875
Accumulated Deficit	(29,396,982)	(27,844,136)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(12,236,669)	(10,114,048)

Non-Controlling Interest in Subsidiary	2,941	(2,740)

Total Stockholders’ Deficit	(12,233,728)	(10,116,788)

Total Liabilities and Stockholders’ Deficit	$2,507,212	$252,580

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

NET SALES:
Sales of Product	$2,379,190	$309,687
Services	525,797	151,015
Total Net Sales	2,904,987	460,702

COST OF SALES:
Cost of Product	1,192,177	134,662
Cost of Services	450,952	96,603
Total Cost of Sales	1,643,129	231,265

GROSS PROFIT	1,261,858	229,437

OPERATING EXPENSES:
Marketing and Public Relations	129,112	178,495
Rent	91,613	79,320
Depreciation	142,468	15,156
Amortization	146,318	-
Bad Debt Expense	844	106,898
Research and Development	11,344	18,014
Compensation and Related Taxes	834,705	508,575
Other Selling, General and Administrative	778,299	724,521

Total Operating Expenses	2,134,703	1,630,979

LOSS FROM OPERATIONS	(872,845)	(1,401,542)

OTHER INCOME (EXPENSES):
Gain on conversion of related party loan	2,310	10,264
Gain (Loss) on Change in Fair Value of Derivative Liabilities	1,485,907	(958,072)
Initial Derivative Expense	(537,541)	(348,244)
Interest Income	-	271
Amortization of Debt Discount	(403,245)	(1,721,296)
Other Income	131,648	-
Interest Expense	(1,353,399)	(379,033)

Total Other Expense	(674,320)	(3,396,110)

NET LOSS	(1,547,165)	(4,797,652)

Net (Income) Loss Attributable to Non-Controlling Interest	(5,681)	35,072

Net Loss Attributable to DirectView Holdings, Inc.	$(1,552,846)	$(4,762,580)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.22)	$(16.95)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	6,976,620	280,943

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional		Non-	Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2015	-	-	65,178	7	16,226,204	(23,081,557)	32,332	(6,823,014)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			1,715,179	172	593,811			593,983

Reclassification of derivative liability resulting from conversions of notes payable					840,039			840,039

Issuance of Common Stock for Compensation and Services			353,798	35	69,829			69,864

Adjustment to agree to transfer agent report			-	(1)	(8)			(9)

Net loss for the year						(4,762,579)	(35,072)	(4,797,651)

Balance at December 31, 2016	-	-	2,134,155	213	17,729,875	(27,844,136)	(2,740)	(10,116,788)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			11,739,816	1,174	226,416			227,590

Series A Preferred Stock issuance to CEO	51	-						-

Reclassification of derivative liability resulting from conversions of notes payable					390,996			390,996

Reclassification of member equity resulting from acquisition					(1,188,361)			(1,188,361)

Net loss for the year						(1,552,846)	5,681	(1,547,165)

Balance at December 31, 2017	-	-	13,873,971	1,387	17,158,926	(29,396,982)	2,941	(12,233,728)

See accompanying notes to consolidated financial statements.

All share and per share amounts have been presented to give retroactive effect to a 1 for 200 reverse stock split that occurred May 22, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,547,165)	$(4,797,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,786	15,156
Stock compensation expense	25,000	69,864
Loss (Gain) on change in fair value of derivative liabilities	(1,485,907)	958,072
Initial derivative liability expense	537,541	348,244
Amortization of debt discount	403,245	1,721,296
Amortization of deferred financing costs	6,968	6,288
Bad debt expenses	844	106,898
Amortization of original issue discount	36,350	86,524
(Increase) Decrease in:
Accounts receivable	(329,182)	(4,676)
Other current assets	7,990	(5,067)
Other assets	18,332	(48,538)
Capitalized costs	(89,813)	-
Gain on conversion of related party loan		(10,264)
Increase (Decrease) in:
Accounts payable	110,523	75,412
Accrued expenses	1,341,243	393,368
Deferred revenue	254,764	38,500

Net Cash Used in Operating Activities	(420,481)	(1,046,575)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of telephone system	(3,222)	-
Acquisition of companies	(41,519)	-
Cash acquired in acquisition of companies	59,389	-

Net Cash Provided by Investing Activities	14,648	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(136,148)	(34,900)
Proceeds from convertible notes payable	465,000	850,644
Payments of convertible notes payable	-	(54,989)
Proceeds from notes payable	59,000	25,000
Proceeds from line of credit	34,248	-
Repayments to line of credit	(6,279)	-
Payments to related parties	-	(10,746)

Net Cash Provided by Financing Activities	415,821	775,009

Net (Decrease) Increase in Cash	9,988	(271,566)

Cash - Beginning of Period	58,449	330,015

Cash - End of Period	$68,437	$58,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$65,770	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock (in connection with conversion of convertible promissory notes and accrued interest)	$233,293	$1,434,022
Initial recognition of derivative liability as debt discount	$537,541	$348,244
Reclassification of derivative liability to additional paid in capital (in connection with the conversion of convertible promissory notes and accrued interest)	$390,996	$840,039

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DirectView Holdings, Inc., (the “Company”), was incorporated in the State of Delaware on October 2, 2006. On July 6, 2012, the Company changed its domicile from Delaware and incorporated in the State of Nevada.

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

In connection with the acquisition, the Company acquired all the assets and assumed all of the liabilities of the acquired companies. Included in these liabilities is a Note Payable to a bank with a remaining balance, at the acquisition date, of $1,923,896. Per the Purchase Agreement this Note Payable to bank was to be paid in full and have a complete release of the Seller’s guarantee and collateral related to the note within 180 days of the effective date of the Purchase Agreement. In addition to the assumed assets and liabilities the Company executed a Note Payable – related party (“Note”) in the amount of $830,000. The Note Payable principal amount will be reduced by a $2,000 cash purchase price payout calculated related to the terms in the Purchase Agreement and $150,000 based on an Employment Agreement with the Seller to be paid over a three year period commencing on effective date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final Note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled and no further force or effect, and the Purchaser shall have no further obligations on the Note. In an Event of Default of the Note, Purchaser shall issue to Seller convertible preferred stock convertible into common stock of the Purchaser with a fair value up to $1,000,000 (“Convertible Preferred Stock”) valued by the closing price of the Purchaser’s common stock on the day written notice of an Event of Default (as define in the Note) under the terms of the Note are delivered to the Purchaser (the “Default Notice”). The Convertible Preferred Stock may be converted solely upon an Event of Default and in the amount equal to the outstanding amount due under the Note triggering such Event of Default. The Convertible Preferred Stock shall be held by the Purchaser in escrow and shall be released within ten days of the Event of Default. As of December 31, 2017, no payments have been remitted pursuant to the Cash Payout and the Employment Agreement. The Company has not been notified of an Event of Default. Furthermore, per the Purchase Agreement, in the event the acquisition companies are purchased for less than the Maximum Purchase Price upon the acquisition companies generating at least $500,000 in cash flow each year as determined by Schedule 2.03(a) in the Purchase Agreement, the Seller shall receive five percent (5%) of such cash flow up to $300,000 per year (the “Cash Flow Payments”). The Cash Flow Payments shall expire upon the earlier of (i) three years from the Effective Date, or (ii) the aggregate payment of the Purchase Price in the amount of the Maximum Purchase Price. Any payments made as cash flow payments will reduce the note Payable – related party.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the assets acquired and liabilities assumed on April 20, 2017 in the acquisition are as follows:

Assets acquired:
Cash	$59,389
Accounts receivable, net of allowance for doubtful accounts	201,846
Inventory	42,381
Other current assets	15,372
Property and equipment	203,496
Goodwill	794,830
Intangible assets	829,000
Total assets	$2,146,314

Liabilities assumed:
Accounts payable and accrued expenses	$58,308
Credit card payable	102,906
Deferred Revenue	184,877
Line of Credit	232,689
Note payable - related party	830,000
Note payable	1,923,896
Total Liabilities	$3,332,676

The estimates of fair values and the purchase price allocation is subject to change pending the finalization of the valuation of assets acquired and liabilities assumed.

The following unaudited pro forma consolidated results of operations have been prepared as if the merger occurred on January 1, 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net Revenues	$5,088,920	$6,178,164
Net Loss	$(1,607,909)	$(5,413,174)
Net Loss per Share	$(0.12)	$(2.54)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, five wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 2% which is owned by the Company’s CEO) as of December 31, 2017. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2017 and December 31, 2016, the Company reflected a non-controlling interest of $2,941 and ($2,740) in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2017 and 2016, the Company had no bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2017 and December 31, 2016. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. As of December 31, 2017 and 2016 there were not any cash equivalents.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2017 and 2016, management determined that an allowance was necessary which amounted to approximately $160,000 and $120,000, respectively. During the years ended December 31, 2017 and 2016 the Company recognized $844 and $106,898 respectively of write-offs related to uncollectible accounts receivable.

Capitalized Job Costs

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned per ASC 605-10 “Revenue Recognition.” As of December 31, 2017 and 2016, the Company had $141,267 and $0, respectively included on their balance sheets under Capitalized Job Costs.

Advertising

Advertising is expensed as incurred. Advertising expense for the years ended December 31, 2017 and 2016 was $129,112 and $178,495, respectively.

Shipping costs

Shipping costs are included in cost of sales for VS and Apex and shipping costs are included in other selling, general and administrative expenses for DVVS and were deemed to be not material for the years ended December 31, 2017 and 2016, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers’ needs the Company purchased inventory items and had $73,499 and $29,953 in inventory as of December 31, 2017 and 2016, respectively.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2017 and 2016.

Intangible Assets

The Company amortizes the below identifiable intangible assets over their useful lives on a straight line basis.

Customer Relationships	10 years
Brand	10 years
Technology	3 years

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation of $25,000 for an employee during the year ended December 31, 2017. The Company recorded stock based compensation expense of $60,932 to employees and $8,932 to non-employees during the year ended December 31, 2016.

Loan Costs

The Company has early adopted ASU 2015-3 “Interest – Imputation of Interest” - Simplifying the Presentation of Debt Issuance Costs. The loan costs are recorded as a debt discount and amortized to interest expense over the terms of the note payable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2017, one customer accounted for 34% of revenues.

During the year ended December 31, 2016, one customer accounted for 18% of revenues.

As of December 31, 2017, three customers accounted for 56% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	30%
Customer 2	15%
Customer 3	11%
Total	56%

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At December 31, 2017 the Company had 442,601,456 share equivalents issuable pursuant to embedded conversion features. At December 31, 2016 the Company had 29,733,748 share equivalents issuable pursuant to embedded conversion features.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flows, except as described below.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined that our contracts for which customers purchase both surveillance products and installation services from us may result in a change to our reported revenues as a result of the adoption. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 will be recognized when our performance obligations are satisfied for both product sales and installation services. This differs from previous guidance in which we recognized the sale of the products and installation services at the same time. We adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. We have determined the adoption of ASU 2015-14 will not have a material impact on our results of operations, cash flows, or financial position due to the short term nature of our contracts.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2017, the Company had an accumulated deficit of approximately $29 million, a stockholders’ deficit of approximately $12 million and a working capital deficiency of approximately $13 million. The net cash used in operating activities for the year ended December 31, 2017 totaled $420,481. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2017	December 31, 2016
Computer Equipment	1 year	$13,333	$-
Office Equipment	1 year	5,767	-
Telephone System	1 year	11,042	-
ERP Software	1 year	150,000	-
Vehicles	1 year	22,667	-
Furniture & Fixtures	2-3 years	2,000	2,771
Less: Accumulated depreciation		(140,559)	(2,771)
Leasehold Improvements	2 years	-	26,901
Less: Accumulated amortization		-	(26,901)
		$64,250	$-

For the years ended December 31, 2017 and 2016, depreciation and amortization expense amounted to $142,468 and $15,156, respectively.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE ASSETS

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) goodwill and other intangible assets were acquired. An independent valuation of the intangible assets was completed as of December 31, 2017. The intangible assets other than goodwill are being amortized on a straight line basis over their useful lives.

Intangible assets consist of the following:

	December 31, 2017	Useful Lives
Intangible assets:
Goodwill	$794,830
Customer Relationships	95,000	10 years
Brand	204,000	10 years
Technology	530,000	3 years
Total	1,623,830
Less: Accumulated amortization	(146,318)
	$1,477,512

Amortization expense related to the intangible assets for the period of April 20, 2017 (Acquisition Date) through December 31, 2017 was $146,318.

NOTE 5 – LINE OF CREDIT

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a $350,000 revolving line of credit (“Line of Credit”) that VS and Apex are jointly and severally liable for that expires on April 7, 2018. The Line of Credit is guaranteed by VS, Apex and the Acquisition Companies’ previous managing member and collateralized by all of the assets of VS and Apex. The line of credit has an interest rate of prime plus 1. The interest rate was 5.12% as of December 31, 2016. In the period of April 20, 2017 through December 31, 2017 the Company had borrowings of $34,248 and repayments of $6,279. The balance outstanding on the line of credit was approximately $261,000 as of December 31, 2017. As of December 31, 2017 the Company is out of compliance with the debt covenants related to the Line of Credit.

NOTE 6 – NOTE PAYABLE - RELATED PARTY

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing Note Payable – related party in the amount of $830,000. The Note Payable principal amount will be reduced by the calculated cash payout of $2,000 related to the terms in the Purchase Agreement and payments owed in accordance with the Employment Agreement with the Seller in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on Effective Date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled and no further force or effect, and the Purchaser shall have no further obligations on the Note. No payments have been remitted pursuant to the Cash Payout and the Employment Agreement as of December 31, 2017.

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

On March 6, 2017, the Company issued a 10% original issue discount (OID) promissory note with a principal balance of $66,667 due August 6, 2017 with an interest rate of 10%. In connection with the original issue discount promissory note the Company recorded OID of $6,667 and deferred financing of $1,000 which are to be amortized over the term of the note. On October 3, 2017, the Company executed an agreement with a Note Holder to extend the maturity date of a promissory note ad additional five months beyond the original maturity date of August 6, 2017. The cost of funding is 20% over a six month term prorated to a five month term. In addition, the Company agreed to issue the note holder 375,000 restricted shares of common stock upon payment of the note. It was also agreed that if the company and the note holder agreed the note may be repaid in the form of shares of common stock of the Company at 30% discount to market. As of December 31, 2017 the balance of the original issue discount promissory note amounted to $66,667.

As of April 20, 2017, in connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a note payable with a balance of $1,923,896 that VS and Apex are jointly and severally liable for with a maturity date of April 2025 and an interest rate of 4.35%. The note payable is guaranteed by the Acquisition Companies’ previous managing member and his spouse and collateralized by all of the assets of the Acquisition Companies. The note has certain debt covenants that the Company is out of compliance with. Per the Purchase Agreement the note was to be paid within 180 days of the Effective Date, the Company has not complied with the payment terms. As of December 31, 2017 the total balance owed on the note payable was $1,787,749.

As of December 31, 2017 and December 31, 2016, notes payable amounted to $1,971,208 and $116,792, respectively.

Accrued interest on the notes payable amounted to approximately $92,000 and $57,000 as of December 31, 2017 and December 31, 2016, respectively and is included in accrued expenses.

NOTE 8 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of December 31, 2017 and 2016.

NOTE 9 – ACCRUED EXPENSES

As of December 31, 2017 and 2016, the Company had accrued expenses of $3,607,100 and $2,346,521 respectively. The following table displays the accrued expenses by category.

	December 31, 2017	December 31, 2016
Operating Expenses	$17,260	$28,433
Lease Abandonment	-	164,375
Employee Commissions	18,633	79,934
Interest	1,611,924	463,218
Salaries	1,770,027	1,476,917
Sales Tax Payable	54,532	46,771
Payroll Liabilities	134,724	86,873
	$3,607,100	$2,346,521

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	December 31, 2017	December 31, 2016
Secured convertible promissory notes	$3,182,972	$2,801,875

Debt discount liability	(216,069)	(282,217)

Debt discount original issue discount	(12,229)	(20,686)

Debt discount deferred financing	(2,424)	(6,399)
Secured convertible promissory notes– net	$2,952,250	$2,492,573

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes were in default at December 31, 2012. The Company negotiated with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013, the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $.02. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See Note 11). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which was fully amortized as of December 31, 2013. In June 2013, the note holder converted $764 into common shares at the contractual rate of $.02 per share. In March 2014, the note holder converted an additional $990 into common shares at the contractual rate of $.02 per share. In October 2014, the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of December 31, 2017 and December 31, 2016.

On October 10, 2013, the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.15. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 11). The balance of the convertible debenture is $10,000 as of December 31, 2017 and December 31, 2016. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 12).

On December 11, 2013, the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.16. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 11). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 11). The balance of this convertible debenture is $25,000 as of December 31, 2017 and December 31, 2016.

On January 16, 2014, the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 11). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 12). The balance of this convertible debenture is $25,000 as of December 31, 2017 and December 31, 2016.

In March 2014, the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $3.50 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. In the first quarter of 2016, the Company paid $50,000 in reduction of one of the notes. The balance of these three notes was $100,000 as of December 31, 2017 and December 31, 2016.

On October 27, 2014, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 11). The Company also recorded OID of $1,600. The OID and debt discount were fully being amortized as of December 31, 2015. The balance of this convertible debenture as of December 31, 2017 and December 31, 2016 was $21,600.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 19, 2014, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $27,174 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $5,017 and a debt discount of $5,017 (see Note 11). The Company also recorded OID of $2,000. The OID and debt discount were fully amortized as of December 31, 2015. In February 2016, the note holder converted $27,174 of the convertible promissory note payable balance and $2,174 of accrued interest into 2,795 common shares at the contractual rate of $.80 per share. The balance of this convertible debenture as of December 31, 2016 was $0.

In October 2014, a note holder assigned $20,000 of principal balance and $4,489 of an accrued interest balance to a third party. In January 2015 the note holder converted $1,000 into 48 common shares at the contractual rate of $21. In March 2015, the note holder converted $1,300 into 185 common shares at the contractual rate of $7. In April and May 2015 the note holder converted $17,200 into 1,985 common shares at the contractual rate ranging from $5.60 to $11 per share. In March 2016, the Company paid the note holder the balance of the unsecured note payable of $4,989. The balance of this unsecured note payable as of December 31, 2016 was $0.

On February 11, 2015, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $54,348 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $119,940, a debt discount of $50,348 (see Note 11), and derivative expense of $69,940. The Company also recorded OID of $4,000. The OID and debt discount are being amortized over the term of the note. In June 2015 the note holder assigned the balance of the note and accrued interest of $4,348 to a third party totaling a new note balance of $58,696 as of June 30, 2015. In August 2015, the note holder converted $10,000 of principle balance into 1,035 common shares at the contractual rate of $9.66 per share. In September 2015, the note holder converted $24,000 of principle balance into 2,484 common shares at the contractual rate of $9.66 per share. In October 2015, the note holder converted an additional $10,000 of principle balance into 1,134 common shares at the contractual rate of $8.82 per share. In March 2016, the note holder converted the remaining $14,696 of principle balance into 1,814 common shares at the contractual rate of $8.12 per share. The balance of the unsecured note payable amounted to $0 as of December 31, 2016.

On May 5, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $115,789 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $147,775, a debt discount of $110,000 (see Note 11), and derivative expense of $37,775. The Company also recorded OID of $5,789 and deferred financing of $10,000. The OID, deferred financing and debt discount are being amortized over the term of the note. In December 2015 the note holder converted $23,000 of principle balance into 2,041 common shares at the contractual rate of $11.28 per share. In January 2016 the note holder converted $65,673 of principle balance into 4,710 common shares at the contractual rate ranging from $13.72 to $11.22 per share. In February 2016, the note holder converted the remaining balance of $27,117 of the convertible promissory note and $11,579 of accrued interest into 2,266 common shares at the contractual rate of $5.12 per share. The balance of the convertible promissory note amounted to $0 as of December 31, 2016.

On May 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 11), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of September 30, 2016.

On May 27, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 11), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of September 30, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 5, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 11), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of September 30, 2016.

On June 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 11), and derivative expense of $59,406. The Company also recorded OID of $7,500 and deferred financing costs of $1,500. The OID, deferred financing and debt discount are being amortized over the term of the note. In June 2016, the note holder converted $5,000 of principle balance into 3,968 common shares at the contractual rate of $1.26 per share. During the period of October 1, 2016 through December 31, 2016 the note holder converted $85,620 of principle balance into 680,000 common shares at contractual rates ranging from $.084 to $.52 per share. In January 2017, the note holder converted the remaining principal balance of $5,280 into 62,857 common shares at the contractual rate of $.084. The balance of the convertible promissory note amounted to $0 and $5,280 as of December 31, 2017 and December 31, 2016, respectively. The debt discount and OID were fully amortized as of September 30, 2016.

On July 1, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 11), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2017 and December 31, 2016. The debt discount and OID were fully amortized as of September 30, 2016.

On July 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 11), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In September 2016, the note holder converted $9,720 of principle balance into 27,000 common shares at a contractual rate of $.036 per share. In January 2017, the note holder converted $22,421 of principle balance into 386,510 common shares at a contractual rates ranging from $.03 to $.084 per share. The balance of the convertible promissory note amounted to $125,754 and $148,175 as of December 31, 2017 and December 31, 2016, respectively. The debt discount and OID were fully amortized as of September 30, 2016.

On July 23, 2015, the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 11), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. In March 2016, the note holder converted $70,000 of principle balance into 7,273 common shares at the contractual rate of $9.64 per share. In April 2016, the note holder converted $15,000 of principle balance into 2,997 common shares at the contractual rate of $5.02 per share. In May 2016, the note holder converted $14,000 of principle balance into 4,545 common shares at the contractual rate of $3.08 per share. In the period of July 2016 through September 2016 the note holder converted $19,600 of principle balance into 52,216 common shares at the contractual rate ranging from $.242 to $.76 per share. In the period of October 2016 through December 2016 the note holder converted $29,700 of principle balance into 254,500 common shares at the contractual rate ranging from $.082 to $2.42 per share. In January 2017, the note holder converted $40,100 of principle balance into 771,429 common shares at a contractual rates ranging from $.034 to $.078 per share. July 2017, the note holder converted $4,750 of principle balance into 314,050 common shares at a contractual rate of $.0151 per share. The balance of the convertible promissory note amounted to $236,289 and $281,139 as of December 31, 2017 and December 31, 2016, respectively. The debt discount was fully amortized as of September 30, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 9, 2015, three convertible promissory notes mentioned above were assigned to a third party note holder with the same terms and balances. In February 2016, the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 2,095 common shares at the contractual rate of $10.50 per share. In March 2016, the note holder converted $20,000 of the convertible promissory note and $2,000 of accrued interest into 2,095 common shares at the contractual rate of $10.50 per share. In April 2016, the note holder converted an additional $15,000 of the convertible promissory note and $1,500 of accrued interest into 3,273 common shares at the contractual rate of $5.04 per share. In May 2016, the note holder converted $10,895 of the convertible promissory note and $1,089 of accrued interest into 3,566 common shares at the contractual rate of $3.36 per share. In the period of July 2016 through September 2016 the note holder converted $15,000 of principle balance into 35,138 common shares at the contractual rate ranging from $.252 to $1.20 per share. In the period of October 2016 through December 2016 the note holder converted $27,500 of principle balance and $2,750 of accrued interest into 285,083 common shares at the contractual rate ranging from $.08 to $.252 per share. In the period of January 1, 2017, through December 31, 2017, the note holder converted $96,810 of principle balance and $9,624 of accrued interest into 8,150,974 common shares at the contractual rate ranging from $.00495 to $.08 per share. On July 3, 2017 in an effort to resolve outstanding events of default to a note holder the Company modified the terms on an existing note from a 10% interest rate to a 12% interest rate with a retroactive date to September 11, 2016, the date of original maturity date and date of the first event of default. In addition, the Company agreed to incorporate the penalties and interest due to the note holder into the existing principal amount of the note increasing the principal balance by $81,239of the note as of July 3, 2017. The Company also agreed to increase the discount on the note from 60% of the lowest traded price in the prior thirty trading days to 55% of the lowest traded price in the prior thirty trading days. The balance of the convertible promissory note amounted to $349,719 and $365,289 as of December 31, 2017 and December 31, 2016, respectively. The debt discount was fully amortized as of September 30, 2016.

On October 19, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 11), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016, the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2017 and December 31, 2016.

On November 18, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 11), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016, the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2017 and December 31, 2016.

On December 18, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 11), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount are being amortized over the term of the note. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $263,158 as of December 31, 2017 and December 31, 2016.

On January 19, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000 (see Note 11), and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. In December 2016, the note holder converted $15,700 of principle balance into 186,904 common shares at a contractual rate of $.084 per share. During the period of In January through February 2017, the note holder converted $34,300 of principle balance and into 550,396 common shares at contractual rates ranging from $.036 to $.084 per share. The balance of the convertible promissory note amounted to $61,111 and $95,411 as of December 31, 2017 and December 31, 2016, respectively. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $61,111 and $91,244, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500 (see Note 11), and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In June 2017, the note holder converted $7,350 of principle balance into 262,500 common shares at contractual rate of $.012 per share. The balance of the convertible promissory note amounted to $137,886 and $157,895 as of December 31, 2017 and 2016, respectively. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $137,886 and $145,395, respectively.

On March 7, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940 (see Note 11), and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $118,573 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $118,573 and $93,869, respectively.

On April 1, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $105,263 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $108,185, a debt discount of $95,000 (see Note 11), and derivative expense of $13,448. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $105,263 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $105,263 and $80,263, respectively.

On May 23, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a five month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,144, a debt discount of $47,500 (see Note 11), and derivative expense of $17,776. The Company also recorded OID of $2,500. The OID and debt discount are being amortized over the term of the note. As of May 23, 2017, the convertible promissory note was in default. In November 2017, the Company renegotiated the convertible promissory note and agreed to waive all existing events of default through January 31, 2018. In addition, the Company agreed to roll all penalties and accrued interest amounting to $27,408 into the principal balance of the instrument. The Company also agreed to adjust the discount in the note from 60% of the lowest trading price during the 30 days prior to conversion to 55%. The balance of the convertible promissory note amounted to $80,039 and $52,632 as of December 31, 2017 and 2016, respectively. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $80,039 and $32,974, respectively.

On June 24, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $78,947 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,205, a debt discount of $71,250 (see Note 11), and derivative expense of $15,653. The Company also recorded OID of $3,750. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $78,947 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $78,947 and $41,850, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 20, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,141, a debt discount of $47,500 (see Note 11), and derivative expense of $8,641. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $44,167 and $10,651, respectively.

On July 29, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,137, a debt discount of $47,500 (see Note 11), and derivative expense of $8,637. The Company also recorded OID of $2,632 and deferred financing of $2,500. The OID, deferred financing, and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of December 31, 2017 and December 31, 2016 amounted to $45,669 and $9,079, respectively.

On September 1, 2016, the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $157,895. In connection with the SPA, on September 1, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. On September 1, 2016, at the closing of the first tranche, the outstanding principle amount totaled $32,895. Each tranche will have a twelve month maturity date following the issuances of the tranche. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $35,086, a debt discount of $25,000 (see Note 11), and derivative expense of $10,086. The Company also recorded OID of $7,895. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $32,895 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $32,895 and $5,340, respectively.

On September 2, 2016, the Company issued a second tranche of $25,000 related to the above note. The principal balance of the second tranche was recorded as $25,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $26,665, and derivative expense of $5,165. The Company also recorded deferred financing of $3,500. The deferred financing is being amortized over the term of the note. The balance of the convertible promissory note amounted to $25,000 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of deferred financing as of December 31, 2017 and December 31, 2016 amounted to $25,000 and $8,333, respectively.

On April 10, 2017, the Company issued a third tranche of $15,000 related to the above referenced September 1, 2016 SPA. The principal balance of the third tranche was recorded as $15,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $25,835, and derivative expense of $25,835. The balance of the convertible promissory note amounted to $15,000 as of December 31, 2017.

On October 18, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 11), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $26,316 and $10,965, respectively.

On October 28, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $26,316 (see Note 11), and derivative expense of $10,393. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $26,316 and $7,455, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 18, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 11), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of debt discount and OID as of December 31, 2017 and December 31, 2016 amounted to $26,316 and $6,579, respectively.

On December 23, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $51,579 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,398, OID of $2,579 and derivative expense of $84,398. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $51,579 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of OID as of December 31, 2017 and December 31, 2016 amounted to $51,579 and $49,108, respectively.

On December 29, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395 and derivative expense of $11,557. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $7,895 as of December 31, 2017 and December 31, 2016. The balance of the convertible promissory note net of OID as of December 31, 2017 and December 31, 2016 amounted to $7,895 and $7,500, respectively.

On January 17, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $25,772, OID of $750 and derivative expense of $25,772. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $15,750 as of December 31, 2017. The balance of the convertible promissory note net of OID as of December 31, 2017 amounted to $15,124.

On February 1, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $43,061, OID of $1,316 and derivative expense of $43,061. The OID was fully amortized over the term of the note as of December 31, 2017. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2017.

On February 3, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $34,449, OID of $1,053 and derivative expense of $34,449. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of December 31, 2017. The balance of the convertible promissory note net of OID as of December 31, 2017 amounted to $19,765.

On April 10, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $25,835, OID of $789, debt discount of $14,210 and derivative expense of $11,643. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $15,789 as of December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of December 31, 2017 amounted to $11,623.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 28, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $52,502, OID of $1,579, debt discount of $28,421 and derivative expense of $24,081. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of December 31, 2017 amounted to $21,746.

On May 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $52,503, OID of $1,579, debt discount of $28,421and derivative expense of $24,081. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of December 31, 2017 amounted to $19,662.

On June 8, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $35,002, OID of $1,053, debt discount of $18,947and derivative expense of $16,055. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of December 31, 2017 amounted to $11,886.

On June 23, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $42,105 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $70,003, OID of $2,105, debt discount of $37,895 and derivative expense of $32,108. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $42,105 as of December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of December 31, 2017 amounted to $23,772.

On July 18, 2017, the Company issued a convertible promissory note with a principal balance of $68,000 with a one year maturity date. an interest rate of 8%. This convertible debenture converts at 65% of the average lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing costs in connection with this convertible promissory note. The deferred financing costs will be amortized over the term of the note. The balance of the convertible promissory note amounted to $68,000 as of December 31, 2017. The balance of the convertible promissory note net of deferred financing as of December 31, 2017 amounted to $66,375.

On October 2, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $52,502, OID of $1,579 and derivative expense of $52,502. The OID and deferred financing are being amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of December 31, 2017 amounted to $12,829.

On October 5, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $26,251, OID of $789 and derivative expense of $26,251. The OID and deferred financing are being amortized over the term of the note. The balance of the convertible promissory note amounted to $15,789 as of December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of December 31, 2017 amounted to $4,539.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 25, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $57,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $96,254 OID of $2,895 and derivative expense of $96,254. The OID and deferred financing are being amortized over the term of the note. The balance of the convertible promissory note amounted to $57,895 as of December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of December 31, 2017 amounted to $12,062.

On November 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $63,158 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $105,005, OID of $3,158 and derivative expense of $105,005. The OID and deferred financing are being amortized over the term of the note. The balance of the convertible promissory note amounted to $63,158 as of December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of December 31, 2017 amounted to $8,158.

On December 7, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $46,229, OID of $1,579, debt discount of $28,421 and derivative expense of $17,808. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of December 31, 2017 amounted to $4,079.

During the years ended December 31, 2017 and 2016 amortization of debt discount amounted to $403,245 and $1,721,296, respectively.

NOTE 11 – DERIVATIVE LIABILITY

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operation as other income (expense). Upon conversion or exercise of a derivative instruments, the instrument is marked to fair value at the conversion date then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2015 to December 31, 2017:

Conversion feature derivative liability
Balance at December 31, 2015	$3,718,242
Initial fair value of derivative liability recorded as debt discount	772,118
Initial fair value of derivative liability charged to other expense	348,244
Reclass of derivative liability to additional paid in capital due to conversions	(840,039)
Loss on change in fair value included in earnings	958,072
Balance at December 31, 2016	4,956,637
Initial fair value of derivative liability recorded as debt discount	336,094
Initial fair value of derivative liability charged to other expense	537,541
Reclass of derivative liability to additional paid in capital due to conversions	(390,996)
Loss on change in fair value included in earnings	(1,485,907)
Balance at December 31, 2017	$3,953,369

Total derivative liability at December 31, 2017 and December 31, 2016 amounted to $3,953,369 and $4,956,637, respectively. The change in fair value included in earnings of $1,485,907 is due in part to the quoted market price of the Company’s common stock decreasing from $.20 at December 31, 2016 to $.0131 at December 31, 2017 coupled with substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

From January , 2017 to December 31, 2017

Expected volatility	283% - 455%
Expected term	3 – 12 months
Risk-free interest rate	0.02% - 0.09%
Expected dividend yield	0%

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2017, the Company issued 11,739,816 shares of common stock at contractual rates ranging from $.34 to $.009 for the conversion of $223,669 in principal and $9,624 in accrued interest of convertible notes payable (See Note 10).

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

In July 2016, the Company repaid $1,809 to the Chief Executive Officer. In July 2016, the Company repaid $1,809 to the Chief Executive Officer. In November 2016, the Company repaid $603 to the Chief Executive Officer. As of December 31, 2017 and December 31, 2016 the Company had a payable to the Chief Executive Officer of the Company amounting to $1,814. These advances are short-term in nature and non-interest bearing.

Note Payable – related party

The following related party transactions have been presented on the balance sheet in Note Payable – related party. In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing note payable in the amount of $830,000 due to the former CEO of the Acquisition Companies.

NOTE 14 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the years ended December 31, 2017 and 2016 totaled $27,721 and $20,543, respectively.

NOTE 15 - ACCRUED PAYROLL TAXES

As of December 31, 2017 and December 31, 2016 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $135,000 and $87,000, respectively. The liability was incurred in the years ended December 31, 2007 through December 31, 2017 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements. The Company has not received any notices from the IRS related to the unpaid payroll taxes.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the years ended December 31, 2017 and 2016 all material assets and revenues of the Company were in the United States.

NOTE 17 – COMMITMENTS

Leases:

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a lease for office space with a four year term beginning on April 1, 2015 and ending on March 31, 2019. The Company has the option to renew the lease for an additional six years after the expiration date. The monthly rent expense is $11,371.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Operating Leases	$170,565	125,081	45,484	-	-
Total Contractual Obligations:	$170,565	125,081	45,484	-	-

Rent expense for the period of April 20, 2017 through December 31, 2017 was $90,968.

NOTE 18 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company estimates its net operating loss carry forward for tax purposes to be approximately $11.2 million at December 31, 2017, expiring through the year 2037. As noted below, the Company is delinquent in its income tax filings and has not reported its losses to the taxing authorities since 2010. Therefore, utilization of tax losses may be limited due to non-filing of returns for 2011, 2012, 2013, 2014, 2015 and 2016. Also, Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The Company last filed an income tax return for the year ended December 31, 2010. Tax years ending December 31, 2017, 2016, 2015, 2014, 2013, 2012 and 2011 will be subject to IRS examination for a period of three years after the file dates, and the Company’s tax net operating loss carryforwards have not yet been established with the taxing authorities due to non-filing.

Effective December 22, 2017, a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 38.5% to 25.4%. The change in the blended tax rate reduced the 2017 net operating loss carryforward deferred tax assets by approximately $2.2 million. The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2017 and 2016:

	2017	2016

Tax benefit computed at “expected” statutory rate	$542,000)	$(1,679,000)
State income taxes, net of benefit	(54,000)	(168,000)
Stock based compensation and other permanent differences	1,169,000	1,193,000
Effect of change in federal rate to 21%	(180,000)
(Decrease) Increase in valuation allowance	(393,000)	654,000
Net income tax benefit	$-	$-

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforward	$9,700,000	$2,957,000
Accrued lease abandonment costs	-	63,000
Allowance for doubtful account	41,000	46,000
Accrued salaries	550,460	576,000
Total Deferred tax asset	10,291,000	3,642,000
Less: Valuation allowance	(10,291,000)	(3,642,000)
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2017 and 2016, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was decreased by $393,000 and increased by $654,000 during 2017 and 2016, respectively.

NOTE 19 – SUBSEQUENT EVENTS

On January 5, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $8,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $13,098, OID of $447, debt discount of $8,053 and derivative expense of $5,045. The OID and debt discount are being amortized over the term of the note.

On January 19, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395, debt discount of $7,105 and derivative expense of $4,452. The OID and debt discount are being amortized over the term of the note.

On January 24, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,591, OID of $2,632, debt discount of $47,368 and derivative expense of $37,223. The OID and debt discount are being amortized over the term of the note.

On March 6, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $50,755, OID of $1,579, debt discount of $28,421 and derivative expense of $22,334. The OID and debt discount are being amortized over the term of the note.

On March 16, 2018, the Company issued a replacement convertible promissory note with a principal balance of $124,689 with a one year maturity date that was recorded under note payable on the company’s balance sheet as of December 31, 2017 in the amount of $66,667 and accrued interest of $8,811. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $200,404 and derivative expense of $202,404.

On April 3, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,591, OID of $2,632, debt discount of $47,368 and derivative expense of $37,223. The OID and debt discount are being amortized over the term of the note.

On March 23, 2018, the Company executed an assignment agreement with a note holder that rolled the outstanding principal balance on a convertible note payable of $31,579 and accrued interest of $10,477 into a new convertible instrument with a principal balance of $46,026.

On March 26, 2018, the Company executed an assignment agreement with a note holder that rolled the estimated outstanding principal balances on multiple convertible notes payable of $1,722,933 and accrued interest of $1,488,834 into a new convertible instrument with a principal balance of $3,211,767.

On April 5, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $105,263 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $169,182, OID of $5,263, debt discount of $94,737 and derivative expense of $74,446. The OID and debt discount are being amortized over the term of the note.

Subsequent to December 31, 2017, the Company issued 99,338,307 shares of common stock upon conversion of $229,353 of convertible promissory notes and $12,227 of accrued interest. These notes were converted at contractual rates ranging from $.00176 to $.0059.

On February 12, 2018, the Company issued 5,000,000 shares of common stock at the fair market value rate of $0.009 totaling $45,000 to the Company’s CEO for services rendered. The Company also issued 3,000,000 shares of common stock at the fair market value rate of $0.009 totaling $27,000 to an employee for services rendered.

