Form 10-Q
period 2018-03-31
DIRECTVIEW HOLDINGS INC
filed 2018-05-21
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2018

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

As of May 21, 2018, there were 154,764,239 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$184,410	$68,437
Accounts Receivable - net	720,920	615,639
Capitalized Job Costs	156,861	141,267
Inventory	89,076	73,499
Other Current Assets	59,869	59,938

Total Current Assets	1,211,136	958,780

PROPERTY AND EQUIPMENT - Net	19,240	64,250

Goodwill	794,830	794,830
Intangible Assets, net	631,040	682,682
Other Assets	1,635	6,670

Total Assets	$2,657,881	$2,507,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $256,893 and $230,721	$3,084,793	$2,952,250
Short Term Advances	146,015	146,015
Note Payable	1,852,331	1,971,208
Accounts Payable	418,642	361,619
Credit Card Payable	287,517	152,481
Accrued Expenses	3,852,882	3,607,100
Line of Credit	256,638	260,658
Stock Payable	25,000	25,000
Deferred Revenue	435,780	479,426
Due to Related Parties	1,814	1,814
Note Payable - related party, current	52,000	52,000
Derivative Liability	28,847,395	3,953,369
Total Current Liabilities	39,260,807	13,962,940

Note Payable-related party, net of current portion	766,000	778,000

Total Liabilities	40,026,807	14,740,940

Commitments and Contingencies (see Note 17)

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of March 31, 2018 and 0 shares issued and outstanding as of December 31, 2017)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 110,337,224 and 13,873,971 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	11,034	1,387
Additional Paid-in Capital	18,107,581	17,158,926
Accumulated Deficit	(55,469,499)	(29,396,982)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(37,350,884)	(12,236,669)

Non-Controlling Interest in Subsidiary	(18,042)	2,941

Total Stockholders’ Deficit	(37,368,926)	(12,233,728)

Total Liabilities and Stockholders’ Deficit	$2,657,881	$2,507,212

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

NET SALES:
Sales of Product	$967,057	$58,517
Services	234,073	69,400
Total Net Sales	1,201,130	127,917

COST OF SALES:
Cost of Product	416,346	30,047
Cost of Services	241,932	13,795
Total Cost of Sales	658,278	43,842

GROSS PROFIT	542,852	84,075

OPERATING EXPENSES:
Marketing and Public Relations	198,982	2,438
Rent	34,114	645
Depreciation	50,140	-
Amortization	51,641	-
Research and Development	-	3,700
Compensation and Related Taxes	319,526	110,830
Other Selling, General and Administrative	241,493	128,361

Total Operating Expenses	895,896	245,974

LOSS FROM OPERATIONS	(353,044)	(161,899)

Gain (Loss) on Change in Fair Value of Derivative Liabilities	(24,902,861)	2,469,356
Initial Derivative Expense	(425,600)	(103,281)
Amortization of Debt Discount	(108,191)	(153,550)
Amortization of Deferred Financing Costs	(1,965)	(6,708)
Interest Expense	(301,839)	(82,826)

Total Other Income (Expense)	(25,740,456)	2,122,991

NET INCOME (LOSS)	(26,093,500)	1,961,092

Net (Income) Loss Attributable to Non-Controlling Interest	20,983	(17,393)

Net Income (Loss) Attributable to DirectView Holdings, Inc.	$(26,072,517)	$1,943,699

NET LOSS PER COMMON SHARE
Basic	$(0.58)	$0.43
Diluted	$(0.58)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,908,006	4,506,194
Diluted	44,908,006	54,902,385

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,093,500)	$1,961,092
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,782	-
Stock compensation expense	71,200	-
Loss (Gain) on change in fair value of derivative liabilities	24,902,861	(2,469,356)
Initial derivative liability expense	425,600	103,281
Amortization of debt discount	108,191	153,550
Amortization of deferred financing costs	1,965	1,708
Amortization of original issue discount	6,372	11,945
(Increase) Decrease in:
Accounts receivable	(105,281)	(85,167)
Other current assets	69	(1,677)
Other assets	(10,545)	9,332
Increase (Decrease) in:
Accounts payable	192,061	32,808
Accrued expenses	405,964	145,986
Deferred revenue	(43,646)	-

Net Cash Used in Operating Activities	(52,500)	(136,498)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(5,130)	-

Net Cash Used in Investing Activities	(5,130)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(118,877)	-
Proceeds from convertible notes payable	308,500	60,000
Proceeds from notes payable	-	59,000
Repayments to line of credit	(4,020)	-
Payments to related parties	(12,000)	-

Net Cash Provided by Financing Activities	173,603	119,000

Net (Decrease) Increase in Cash	115,973	(17,498)

Cash - Beginning of Period	68,437	58,449

Cash - End of Period	$184,410	$40,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$25,420	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock (in connection with conversion of convertible promissory notes and accrued interest)	$222,440	$148,301
Initial recognition of derivative liability as debt discount	$229,673	$103,281
Reclassification of derivative liability to additional paid in capital (in connection with the conversion of convertible promissory notes and accrued interest)	$664,108	$224,973

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 12% which is owned by the Company’s CEO) as of March 31, 2018. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on April 17, 2018.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2018, and the results of operations and cash flows for the three months ending March 31, 2018 have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

Use of Estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, and revenues and expenses during the reporting period. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, deferred tax asset valuation allowance, valuation of stock-based compensation, the useful life of property and equipment, valuation of beneficial conversion features on convertible debt, valuation of intangible assets and the assumptions used to calculate fair value of derivative liabilities.

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2018 and December 31, 2017, the Company reflected a non-controlling interest of ($18,042) and $2,941 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying March 31, 2018 unaudited consolidated balance sheet and December 31, 2017 consolidated balance sheet, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the three months ended March 31, 2018 and for the year ended December 31, 2017 the Company had no bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2018 and December 31, 2017. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. As of March 31, 2018 and December 31, 2017 there were not any cash equivalents.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2018 and December 31, 2017, management determined that an allowance was necessary which amounted to approximately $160,000 for both dates. During the three months ended March 31, 2018 and the year ended December 31, 2017 the Company recognized $0 and $844 respectively of write-offs related to uncollectible accounts receivable.

Capitalized Job Costs

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned per ASC 606 “Revenue Recognition.” As of March 31, 2018 and December 31, 2017, the Company had $156,861 and $141,267, respectively included on their balance sheets under Capitalized Job Costs.

Advertising

Advertising is expensed as incurred. Advertising expense for the three months ended March 31, 2018 and 2017 was $198,982 and $2,438, respectively.

Shipping costs

Shipping costs are included in cost of sales for VS and Apex and shipping costs are included in other selling, general and administrative expenses for DVVS and were deemed to be not material for the three months ended March 31, 2018 and 2017, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers’ needs the Company purchased inventory items and had $89,076 and $73,499 in inventory as of March 31, 2018 and December 31, 2017, respectively.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2018 and 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation of $71,200 and $0 for employees during the three months ended March 31, 2018 and 2017, respectively.

Loan Costs

The Company has early adopted ASU 2015-3 “Interest – Imputation of Interest” - Simplifying the Presentation of Debt Issuance Costs. The loan costs are recorded as a debt discount and amortized to interest expense over the terms of the note payable.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 (ASC 606) and related amendments, which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

ASC 606 provides companies an option of two transition methods, the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The ASU is effective for annual reporting periods beginning after December 15, 2017.

Effective January 1, 2018 (beginning of fiscal year 2018), the Company adopted the requirements of ASC 606 using the modified retrospective method. The guidance was not applied to contracts that were complete at December 31, 2017, and the comparative information for the prior fiscal year has not been retrospectively adjusted.

The adoption of ASC 606 did not have any impact on the Company’s consolidated financial statements. The adoption of ASC 606 did not have a significant impact on the Company’s revenue recognition policy as revenues on the substantial majority of the Company’s contracts continue to be recognized over time.

In adopting ASC 606, the Company elected to use certain practical expedients permitted by the standard including electing to adopt the right-to-invoice practical expedient on certain time and material contracts where the Company recognizes revenues as it is contractually able to invoice the customer based on the control transferred to the customer.

The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized upon transfer of control of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. The Company has elected the practical expedient to recognized revenue “as-billed”.

Revenue for video equipment sales and security surveillance equipment sales is recognized upon delivery and installation which the Company has determined is the point in time that control is transferred to the customer. Due to the nature of the Company’s business it is not practicable to return products therefore the Company has determined that it is not necessary to estimate for sales returns and allowances. The Company’s manufacturers provide the highest quality products available. If there is a defect in a product related to materials or workmanship the Company extends the manufacturer’s warranty to its customers. To date this process has never occurred. Therefore no warranty liability is recorded.

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Maintenance agreements are considered stand ready arrangements for which control is transferred to the customer ratably over time.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

Disaggregation of Revenue

The Company operates in two different geographic locations and both locations have two sources of revenue; sales of product and sales of service. Service sales mainly include installation of products related to security systems. The sales of products are generally contract based and short term in nature.

The following table illustrates our revenue by type related to the three months ended March 31, 2018:

	Texas	New York	Total
Sale of Products	$927,861	$39,196	$967,057
Service	180,946	53,127	234,073
Total Revenue from Customers	$1,108,807	$92,323	$1,201,130

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2018	December 31, 2017
Capitalized Job Costs	$156,861	$141,267
Deferred Revenue	$435,780	$479,426

Contract receivables are recognized when the receipt of consideration is unconditional. The increase in contract assets was primarily due to timing of billings and revenue recognized on performance of services rendered.

The decrease in contract liabilities was primarily due to revenue recognized on completed jobs.

During the quarter ended March 31, 2018, the Company recognized revenue of $241,911 relating to amounts that were included as a contract liability at December 31, 2017.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations

The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at March 31, 2018 are equal to the deferred revenue disclosed above. The Company expects to recognize the full balance of the deferred revenue at March 31, 2018 within the next year.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

During the three months ended March 31, 2018, one customer accounted for 52% of revenues.

During the three months ended March 31, 2017, three customers accounted for 58% of revenues. The following is a list of percentage of revenue generated by the three customers:

Customer 1	12%
Customer 2	22%
Customer 3	24%
Total	58%

As of March 31, 2018, two customers accounted for 43% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1	13%
Customer 2	30%
Total	43%

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At March 31, 2018 the Company had 1,560,784,224 share equivalents issuable pursuant to embedded conversion features. At December 31, 2017 the Company had 442,601,456 share equivalents issuable pursuant to embedded conversion features.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2018, the Company had an accumulated deficit of approximately $55 million, a stockholders’ deficit of approximately $37 million and a working capital deficiency of approximately $38 million. The net cash used in operating activities for the three months ended March 31, 2018 totaled $52,500. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

NOTE 3 - PROPERTY AND EQUIPMENT

		March 31,	December 31,
	Estimated life	2018	2017
Computer Equipment	1 year	$18,463	$13,333
Office Equipment	1 year	5,767	5,767
Telephone System	1 year	11,042	11,042
ERP Software	1 year	150,000	150,000
Vehicles	1 year	22,667	22,667
Furniture & Fixtures	2-3 years	2,000	2,000
Less: Accumulated depreciation		(190,699)	(140,559)
		$19,240	$64,250

For the three months ended March 31, 2018 and 2017, depreciation expense amounted to $50,140 and $0, respectively.

NOTE 4 – INTANGIBLE ASSETS

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) goodwill and other intangible assets were acquired. An independent valuation of the intangible assets was completed as of December 31, 2017. The intangible assets other than goodwill are being amortized on a straight line basis over their useful lives.

Intangible assets consist of the following:

	March 31, 2018	December 31, 2017	Useful Lives
Intangible assets:
Goodwill	$794,830	$794,830
Customer Relationships	95,000	95,000	10 years
Brand	204,000	204,000	10 years
Technology	530,000	530,000	3 years
Total	1,623,830	1,623,830
Less: Accumulated amortization	(197,960)	(146,318)
	$1,425,870	$1,477,512

Amortization expense related to the intangible assets for the period ended March 31, 2018 and 2017 was $51,642 and $0, respectively.

NOTE 5 – LINE OF CREDIT

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a $350,000 revolving line of credit (“Line of Credit”) that VS and Apex are jointly and severally liable for that expires on April 7, 2018. As of the filing date of this quarterly report the line of credit has not been repaid and is in default. The Line of Credit is guaranteed by VS, Apex and the Acquisition Companies’ previous managing member and collateralized by all of the assets of VS and Apex. The line of credit has an interest rate of prime plus 1. The interest rate was 6.24% as of March 31, 2018. For the three month period ended March 31, 2018, the company had $0 borrowings and made repayments of $4,020. The balance outstanding on the line of credit was approximately $257, 000 and $261,000 as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 the Company is out of compliance with the debt covenants related to the Line of Credit.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

NOTE 6 – NOTE PAYABLE - RELATED PARTY

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing Note Payable – related party in the amount of $830,000. The Note Payable principal amount will be reduced by the calculated cash payout of $2,000 related to the terms in the Purchase Agreement and payments owed in accordance with the Employment Agreement with the Seller in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on Effective Date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled and no further force or effect, and the Purchaser shall have no further obligations on the Note. As of March 31, 2018 and December 31, 2017, $12,000 and $0, respectively has been paid related to the Employment Agreement. No payments have been remitted pursuant to the Cash Payout as of March 31, 2018.

NOTE 7 – NOTES PAYABLE

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of March 31, 2018 and December 31, 2017 the notes amounted to $116,792 and $116,792 respectively.

On March 6, 2017, the Company issued a 10% original issue discount (OID) promissory note with a principal balance of $66,667 due August 6, 2017 with an interest rate of 10%. In connection with the original issue discount promissory note the Company recorded OID of $6,667 and deferred financing of $1,000 which are to be amortized over the term of the note. On October 3, 2017, the Company executed an agreement with a Note Holder to extend the maturity date of a promissory note ad additional five months beyond the original maturity date of August 6, 2017. The cost of funding is 20% over a six month term prorated to a five month term. In addition, the Company agreed to issue the note holder 375,000 restricted shares of common stock upon payment of the note. It was also agreed that if the company and the note holder agreed the note may be repaid in the form of shares of common stock of the Company at 30% discount to market. As of December 31, 2017 the balance of the original issue discount promissory note amounted to $66,667. In March 16, 2018, the note holder assigned the principal balance of the note along with the accrued interest to a third party and the Company issued a replacement convertible promissory note (see Note 10).

As of April 20, 2017, in connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a note payable with a balance of $1,923,896 that VS and Apex are jointly and severally liable for with a maturity date of April 2025 and an interest rate of 4.35%. The note payable is guaranteed by the Acquisition Companies’ previous managing member and his spouse and collateralized by all of the assets of the Acquisition Companies. The note has certain debt covenants that the Company is out of compliance with. Per the Purchase Agreement the note was to be paid within 180 days of the Effective Date, the Company has not complied with the payment terms. As of March 31, 2018 and December 31, 2017 the total balance owed on the note payable was $1,735,539 and $1,787,749, respectively.

As of March 31, 2018 and December 31, 2017, notes payable amounted to $1,852,331 and $1,971,208, respectively.

Accrued interest on the notes payable amounted to approximately $87,000 and $92,000 as of March 31, 2018 and December 31, 2017, respectively and is included in accrued expenses.

NOTE 8 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of March 31, 2018 and December 31, 2017, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

NOTE 9 – ACCRUED EXPENSES

As of March 31, 2018 and December 31, 2017, the Company had accrued expenses of $3,852,882 and $3,607,100, respectively. The following table displays the accrued expenses by category.

	March 31,	December 31,
	2018	2017
Operating Expenses	$17,260	$17,260
Employee Commissions	10,357	18,633
Interest	1,789,189	1,611,924
Salaries	1,835,980	1,770,027
Sales Tax Payable	58,364	54,532
Payroll Liabilities	141,732	134,724
	$3,852,882	$3,607,100

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	March 31, 2018	December 31, 2017
Secured convertible promissory notes	$3,444,779	$3,182,972

Debt discount liability	(321,533)	(216,069)

Debt discount original issue discount	(19,173)	(12,229)

Debt discount deferred financing	(19,280)	(2,424)
Secured convertible promissory notes– net	$3,084,793	$2,952,250

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes were in default at December 31, 2012. The Company negotiated with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013, the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $.02. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See Note 11). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which was fully amortized as of December 31, 2013. In June 2013, the note holder converted $764 into common shares at the contractual rate of $.02 per share. In March 2014, the note holder converted an additional $990 into common shares at the contractual rate of $.02 per share. In October 2014, the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of March 31, 2018 and December 31, 2017.

On October 10, 2013, the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.15. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 11). The balance of the convertible debenture is $10,000 as of March 31, 2018 and December 31, 2017. In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 12).

On December 11, 2013, the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $.16. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 11). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 11). The balance of this convertible debenture is $25,000 as of March 31, 2018 and December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

On January 16, 2014, the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“Ratchet”) provisions that resulted in derivative accounting treatment for this note (See note 11). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 12). The balance of this convertible debenture is $25,000 as of March 31, 2018 and December 31, 2017.

In March 2014, the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $3.50 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. In the first quarter of 2016, the Company paid $50,000 in reduction of one of the notes. The balance of these three notes was $100,000 as of March 31, 2018 and December 31, 2017.

On October 27, 2014, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 11). The Company also recorded OID of $1,600. The OID and debt discount were fully being amortized as of December 31, 2015. The balance of this convertible debenture as of March 31, 2018 and December 31, 2017 was $21,600.

On May 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 11), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2018 and December 31, 2017. The debt discount and OID were fully amortized as of September 30, 2016.

On May 27, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 11), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2018 and December 31, 2017. The debt discount and OID were fully amortized as of September 30, 2016.

On June 5, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 11), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2018 and December 31, 2017. The debt discount and OID were fully amortized as of September 30, 2016.

On July 1, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 11), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2018 and December 31, 2017. The debt discount and OID were fully amortized as of September 30, 2016.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

On July 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 11), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In September 2016, the note holder converted $9,720 of principle balance into 27,000 common shares at a contractual rate of $.036 per share. In January 2017, the note holder converted $22,421 of principle balance into 386,510 common shares at a contractual rates ranging from $.03 to $.084 per share. The balance of the convertible promissory note amounted to $125,754 as of March 31, 2018 and December 31, 2017. The debt discount and OID were fully amortized as of September 30, 2016.

On July 23, 2015, the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 11), and derivative expense of $278,164. The debt discount is being amortized over the term of the note. In March 2016, the note holder converted $70,000 of principle balance into 7,273 common shares at the contractual rate of $9.64 per share. In April 2016, the note holder converted $15,000 of principle balance into 2,997 common shares at the contractual rate of $5.02 per share. In May 2016, the note holder converted $14,000 of principle balance into 4,545 common shares at the contractual rate of $3.08 per share. In the period of July 2016 through September 2016 the note holder converted $19,600 of principle balance into 52,216 common shares at the contractual rate ranging from $.242 to $.76 per share. In the period of October 2016 through December 2016 the note holder converted $29,700 of principle balance into 254,500 common shares at the contractual rate ranging from $.082 to $2.42 per share. In January 2017, the note holder converted $40,100 of principle balance into 771,429 common shares at a contractual rates ranging from $.034 to $.078 per share. July 2017, the note holder converted $4,750 of principle balance into 314,050 common shares at a contractual rate of $.0151 per share. The balance of the convertible promissory note amounted to $236,289 as of March 31, 2018 and December 31, 2017. The debt discount was fully amortized as of September 30, 2016.

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

In April 2016, the note holder converted an additional $15,000 of the convertible promissory note and $1,500 of accrued interest into 3,273 common shares at the contractual rate of $5.04 per share. In May 2016, the note holder converted $10,895 of the convertible promissory note and $1,089 of accrued interest into 3,566 common shares at the contractual rate of $3.36 per share. In the period of July 2016 through September 2016 the note holder converted $15,000 of principle balance into 35,138 common shares at the contractual rate ranging from $.252 to $1.20 per share. In the period of October 2016 through December 2016 the note holder converted $27,500 of principle balance and $2,750 of accrued interest into 285,083 common shares at the contractual rate ranging from $.08 to $.252 per share. In the period of January 1, 2017, through December 31, 2017, the note holder converted $96,810 of principle balance and $9,624 of accrued interest into 8,150,974 common shares at the contractual rate ranging from $.00495 to $.08 per share. On July 3, 2017 in an effort to resolve outstanding events of default to a note holder the Company modified the terms on an existing note from a 10% interest rate to a 12% interest rate with a retroactive date to September 11, 2016, the date of original maturity date and date of the first event of default. In addition, the Company agreed to incorporate the penalties and interest due to the note holder into the existing principal amount of the note increasing the principal balance by $81,239of the note as of July 3, 2017. The Company also agreed to increase the discount on the note from 60% of the lowest traded price in the prior thirty trading days to 55% of the lowest traded price in the prior thirty trading days. During the quarter ended March 31, 2018, the note holder converted $91,024 of the principal balance of the convertible promissory note and $8,552 of accrued interest into 38,375,139 common shares at contractual rates ranging from $.00176 to $.00583 per share. The balance of the convertible promissory note amounted to $258,695 and $349,719 as of March 31, 2018 and December 31, 2017, respectively. The debt discount was fully amortized as of September 30, 2016.

On October 19, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 11), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016, the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2018 and December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

On November 18, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 11), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In December 2016, the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The OID and debt discount was fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $157,895 as of March 31, 2018 and December 31, 2017.

On December 18, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 11), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount are being amortized over the term of the note. The OID and debt discount were fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $263,158 as of March 31, 2018 and December 31, 2017.

On January 19, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000 (see Note 11), and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. In December 2016, the note holder converted $15,700 of principle balance into 186,904 common shares at a contractual rate of $.084 per share. During the period of In January through February 2017, the note holder converted $34,300 of principle balance and into 550,396 common shares at contractual rates ranging from $.036 to $.084 per share. The balance of the convertible promissory note amounted to $61,111 as of March 31, 2018 and December 31, 2017. The OID and debt discount was fully amortized as of December 31, 2017.

On February 5, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500 (see Note 11), and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount are being amortized over the term of the note. In June 2017, the note holder converted $7,350 of principle balance into 262,500 common shares at contractual rate of $.012 per share. During the quarter ended March 31, 2018, the note holder converted $52,778 of the principal balance of the convertible promissory note and $1,385 of accrued interest into 24,510,682 common shares at contractual rates ranging from $.00176 to $.003245 per share. The balance of the convertible promissory note amounted to $80,117 and $137,886 as of March 31, 2018 and, respectively. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2018 and December 31, 2017 amounted to $80,117 and $132, 895, respectively.

On March 7, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940 (see Note 11), and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $118,573 as of March 31, 2018 and December 31, 2017. The OID and debt discount were fully amortized as of December 31, 2017.

On April 1, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $105,263 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $108,185, a debt discount of $95,000 (see Note 11), and derivative expense of $13,448. The Company also recorded OID of $5,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $105,263 as of March 31, 2018 and December 31, 2017. The OID and debt discount were fully amortized as of December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

On May 23, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a five month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,144, a debt discount of $47,500 (see Note 11), and derivative expense of $17,776. The Company also recorded OID of $2,500. The OID and debt discount are being amortized over the term of the note. As of May 23, 2017, the convertible promissory note was in default. In November 2017, the Company renegotiated the convertible promissory note and agreed to waive all existing events of default through January 31, 2018. In addition, the Company agreed to roll all penalties and accrued interest amounting to $27,408 into the principal balance of the instrument. The Company also agreed to adjust the discount in the note from 60% of the lowest trading price during the 30 days prior to conversion to 55%. The balance of the convertible promissory note amounted to $80,039 as of March 31, 2018 and December 31, 2017. The OID and debt discount were fully amortized as of December 31, 2017.

On June 24, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $78,947 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,205, a debt discount of $71,250 (see Note 11), and derivative expense of $15,653. The Company also recorded OID of $3,750. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $78,947 as of March 31, 2018 and December 31, 2017. The OID and debt discount were fully amortized as of December 31, 2017.

On July 20, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,141, a debt discount of $47,500 (see Note 11), and derivative expense of $8,641. The Company also recorded OID of $2,632. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of debt discount and OID as of March 31, 2018 and December 31, 2017 amounted to $52,632 and $44,167, respectively.

On July 29, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,137, a debt discount of $47,500 (see Note 11), and derivative expense of $8,637. The Company also recorded OID of $2,632 and deferred financing of $2,500. The OID, deferred financing, and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of debt discount, deferred financing and OID as of March 31, 2018 and December 31, 2017 amounted to $52,632 and $45,669, respectively.

On September 1, 2016, the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $157,895. In connection with the SPA, on September 1, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. On September 1, 2016, at the closing of the first tranche, the outstanding principle amount totaled $32,895. Each tranche will have a twelve month maturity date following the issuances of the tranche. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $35,086, a debt discount of $25,000 (see Note 11), and derivative expense of $10,086. The Company also recorded OID of $7,895. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $32,895 as of March 31, 2018 and December 31, 2017. The OID and debt discount were fully amortized as of December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

On September 2, 2016, the Company issued a second tranche of $25,000 related to the above note. The principal balance of the second tranche was recorded as $25,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $26,665, and derivative expense of $5,165. The Company also recorded deferred financing of $3,500. The deferred financing is being amortized over the term of the note. The balance of the convertible promissory note amounted to $25,000 as of March 31, 2018 and December 31, 2017. The OID and debt discount were fully amortized as of December 31, 2017.

On April 10, 2017, the Company issued a third tranche of $15,000 related to the above referenced September 1, 2016 SPA. The principal balance of the third tranche was recorded as $15,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $25,835, and derivative expense of $25,835. The balance of the convertible promissory note amounted to $15,000 as of March 31, 2018 and December 31, 2017.

On October 18, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 11), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2018 and December 31, 2017. The OID and debt discount were fully amortized as of December 31, 2017.

On October 28, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $26,316 (see Note 11), and derivative expense of $10,393. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2018 and December 31, 2017. The OID and debt discount were fully amortized as of December 31, 2017.

On November 18, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 11), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2018 and December 31, 2017. The OID and debt discount were fully amortized as of December 31, 2017.

On December 23, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $51,579 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,398, OID of $2,579 and derivative expense of $84,398. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $51,579 as of March 31, 2018 and December 31, 2017. The OID and debt discount were fully amortized as of December 31, 2017.

On January 17, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $25,772, OID of $750 and derivative expense of $25,772. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $15,750 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of OID as of March 31, 2018 and December 31, 2017 amounted to $15,750 and $15,124, respectively.

On February 1, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $43,061, OID of $1,316 and derivative expense of $43,061. The OID was fully amortized over the term of the note as of December 31, 2017. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2018 and December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

On February 3, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $34,449, OID of $1,053 and derivative expense of $34,449. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of OID as of March 31, 2018 and December 31, 2017 amounted to $21,053 and $19,765, respectively.

On April 10, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $25,835, OID of $789, debt discount of $14,210 and derivative expense of $11,643. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $15,789 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 and December 31, 2017 amounted to $15,373 and $11,623, respectively.

On April 28, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $52,502, OID of $1,579, debt discount of $28,421 and derivative expense of $24,081. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 and December 31, 2017 amounted to $29,246 and $21,746, respectively.

On May 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $52,503, OID of $1,579, debt discount of $28,421and derivative expense of $24,081. The OID and debt discount will be amortized over the term of the note. In March 2018, the note holder converted $8,360 of principle balance into 4,750,000 common shares at a contractual rate of $.00176 per share. As of March 31, 2018 and December 31, 2017 the balance of the convertible promissory note amounted to $23,218 and $31,579, respectively. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 and December 31, 2017 amounted to $18,802 and $19,662, respectively.

On June 8, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $35,002, OID of $1,053, debt discount of $18,947and derivative expense of $16,055. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 and December 31, 2017 amounted to $16,886 and $11,886, respectively.

On December 29, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395 and derivative expense of $11,557. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $7,895 as of December 31, 2017. On June 23, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $42,105 with a one year maturity date to the same noteholder as the December 29, 2016 convertible promissory note. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $70,003, OID of $2,105, debt discount of $37,895 and derivative expense of $32,108. The OID and debt discount will be amortized over the term of the note. The balance of the convertible promissory note amounted to $42,105 as of December 31, 2017. The noteholder assigned the principal balance and accrued interest of both of these notes to a third party on March 31, 2018. The replacement convertible promissory note has a principal balance of $74,754 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 amounted to $19,458. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company will account for this conversion feature as a derivative liability. In connection herewith, the Company will record a derivative liability of $121,717 and derivative expense of $74,754.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

On July 18, 2017, the Company issued a convertible promissory note with a principal balance of $68,000 with a one year maturity date. an interest rate of 8%. This convertible debenture converts at 65% of the average lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing costs in connection with this convertible promissory note. The deferred financing costs will be amortized over the term of the note. During the quarter ended March 31, 2018, the note holder converted $36,650 of the principal balance of the convertible promissory note into 10,514,986 common shares at contractual rates ranging from $.00299 to $.005915 per share. As of March 31, 2018 and December 31, 2018 the balance of the convertible promissory note amounted to $31,350 and $68,000, respectively. The balance of the convertible promissory note net of deferred financing as of March 31, 2018 and December 31, 2017 amounted to $30,475 and $66,375, respectively.

On October 2, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $52,502, OID of $1,579 and derivative expense of $52,502. The OID and deferred financing are being amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 and December 31, 2017 amounted to $14,474 and $12,829, respectively.

On October 5, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $26,251, OID of $789 and derivative expense of $26,251. The OID and deferred financing are being amortized over the term of the note. The balance of the convertible promissory note amounted to $15,789 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 and December 31, 2017 amounted to $8,289 and $4,539, respectively.

On October 25, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $57,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $96,254 OID of $2,895 and derivative expense of $96,254. The OID and deferred financing are being amortized over the term of the note. The balance of the convertible promissory note amounted to $57,895 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 and December 31, 2017 amounted to $25,812 and $12,062, respectively.

On November 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $63,158 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $105,005, OID of $3,158 and derivative expense of $105,005. The OID and deferred financing are being amortized over the term of the note. The balance of the convertible promissory note amounted to $63,158 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 and December 31, 2017 amounted to $23,158 and $8,158, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

On December 7, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $46,229, OID of $1,579, debt discount of $28,421 and derivative expense of $17,808. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of March 31, 2018 and December 31, 2017. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 and December 31, 2017 amounted to $11,579 and $4,079, respectively.

On January 5, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $8,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $13,098, OID of $447, debt discount of $8,053 and derivative expense of $5,045. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $8,947 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 amounted to $2,572.

On January 19, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395, debt discount of $7,105 and derivative expense of $4,452. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $7,895 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 amounted to $1,958.

On January 24, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,591, OID of $2,632, debt discount of $47,368 and derivative expense of $37,223. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 amounted to $12,829.

On January 30, 2018, the Company issued a convertible promissory note with a principal balance of $58,000 with a one year maturity date. This note holder has the right to convert the principal balance of the debenture beginning on the date which is one hundred eighty (180) days following the date of this note and ending on the later of the maturity date and the date of the default amount. The convertible promissory note has terms to convert at a 37% discount of the lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing associated with this note. The deferred financing is being amortized on a straight line basis over the term of the note. The balance of the convertible promissory note amounted to $58,000 as of March 31, 2018. The balance of the convertible promissory note net of deferred financing as of March 31, 2018 amounted to $55,917.

On February 9, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,434, OID of $789, debt discount of $8,434 and derivative expense of $15,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $15,789 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $7,719.

On February 15, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $12,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $18,747, OID of $632, debt discount of $6,747 and derivative expense of $12,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $12,632 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $6,175.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

On February 26, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $39,056, OID of $1,316, debt discount of $14,056 and derivative expense of $25,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $12,225.

On March 6, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $50,755, OID of $1,579, debt discount of $28,421 and derivative expense of $22,334. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 amounted to $4,079.

On March 9, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $46,868, OID of $1,579, debt discount of $16,868 and derivative expense of $30,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $13,901.

On March 16, 2018, the Company issued a replacement convertible promissory note with a principal balance of $124,689 with a one year maturity date that was recorded under note payable on the company’s balance sheet as of December 31, 2017 in the amount of $66,667 and accrued interest of $8,811. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $200,404 and derivative expense of $202,404. During the quarter ended March 31, 2018, the note holder converted $18,150 of the principal balance of the convertible promissory note into 10,312,500 common shares at a contractual rate of $.00176 per share. The balance of the convertible promissory note amounted to $106,539 as of March 31, 2018.

On March 21, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $74,001, OID of $2,632, debt discount of $24,000 and derivative expense of $50,001. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $23,205.

On March 23, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $42,848, OID of $1,316, debt discount of $17,848 and derivative expense of $25,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $7,915.

During the three months ended March 3, 2018 and the year ended December 31, 2017 amortization of debt discount amounted to $108,191 and $403,245, respectively.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

NOTE 11 – DERIVATIVE LIABILITY

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2016 to March 31, 2018:

Conversion feature
derivative liability
Balance at December 31, 2016	$4,956,637
Initial fair value of derivative liability recorded as debt discount	336,094
Initial fair value of derivative liability charged to other expense	537,541
Reclass of derivative liability to additional paid in capital due to conversions	(390,996)
Loss on change in fair value included in earnings	(1,485,907)
Balance at December 31, 2017	$3,953,369
Initial fair value of derivative liability recorded as debt discount	229,673
Initial fair value of derivative liability charged to other expense	425,600
Reclass of derivative liability to additional paid in capital due to conversions	(664,108)
Loss on change in fair value included in earnings	24,902,861
Balance at March 31, 2018	$28,847,395

Total derivative liability at March 31, 2018 and December 31, 2017 amounted to $28,847,395 and $3,953,369, respectively. The change in fair value included in earnings of $24,902,861 is due substantially reduced conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable (see Note 10) coupled with an increase in the risk-free interest rate.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

From January 1, 2018 to March 31, 2018

Expected volatility	281% - 293%
Expected term	3 – 12 months
Risk-free interest rate	1.28%-2.93%
Expected dividend yield	0%

NOTE 12 - STOCKHOLDERS’ DEFICIT

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

On February 12, 2018, the Company issued 5,000,000 shares of common stock at the fair market value rate of $0.009 totaling $45,000 to the Company’s CEO for services rendered. The Company also issued 3,000,000 shares of common stock at the fair market value rate of $0.009 totaling $27,000 to an employee for services rendered.

During the quarter ended March 31, 2018, the Company issued 88,463,307 shares of common stock at contractual rates ranging from $.00176 to $.00583 for the conversion of $211,953 in principal and $10,487 in accrued interest of convertible notes payable (See Note 10).

NOTE 13 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The Chief Executive Officer of the Company advanced funds for operating expenses in 2016. As of March 31, 2018 and December 31, 2017 the Company has a balance of $1,814 in Due to Related Parties included on the balance sheet. These advances are short-term in nature and non-interest bearing.

Note Payable – related party

The following related party transactions have been presented on the balance sheet in Note Payable – related party. In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing note payable in the amount of $830,000 due to the former CEO of the Acquisition Companies. During the quarter ended March 31, 2018, the Company paid $12,000 related to this note payable. As of March 31, 2018 and December 31, 2017 the balance of the note payable – related party amounted to $818,000 and $830,000, respectively.

NOTE 14 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the three months ended March 31, 2018 and 2017 totaled $0 and $27,721, respectively.

NOTE 15 - ACCRUED PAYROLL TAXES

As of March 31, 2018 and December 31, 2017 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $142,000 and $135,000, respectively. The liability was incurred in the years ended December 31, 2007 through December 31, 2017 as a result of the Company not remitting payroll tax liabilities. In August 2013, the Company paid $43,176 and in September 2015, the Company paid $28,281 toward the outstanding payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying unaudited consolidated financial statements. The Company has not received any notices from the IRS related to the unpaid payroll taxes.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

NOTE 16 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying unaudited consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the three months ended March 31, 2018 and 2017 all material assets and revenues of the Company were in the United States.

NOTE 17 – COMMITMENTS

Leases:

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a lease for office space with a four year term beginning on April 1, 2015 and ending on March 31, 2019. The Company has the option to renew the lease for an additional six years after the expiration date. The monthly rent expense is $11,371.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Operating Leases	$136,452	125,081	11,371	-	-
Total Contractual Obligations:	$136,452	125,081	11,371	-	-

Rent expense for the three months ended March 31, 2018 and 2017 was $34,114 and $645, respectively.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company issued 5% original issue discount (OID) convertible promissory notes with principal balances totaling approximately $251,000 with one year maturity dates. These convertible debentures convert between 55% and 60% of the lowest trading price during the 30 days prior to conversions. Due to certain ratchet provisions contained in the convertible promissory notes the Company will account for these conversion features as derivative liabilities.

Subsequent to March 31, 2018, the Company issued 44,427,015 shares of common stock upon conversion of $133,948 of convertible promissory notes and $3,285 of accrued interest. These notes were converted at contractual rates ranging from $.002156 to $.0055.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by DirectView Holdings, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our operations are conducted within New York and Texas.

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

Our Outlook

Our net sales are currently not sufficient to fund our operating expenses. We have relied upon funds from the issuance of convertible promissory notes, the sale of common stock and advances from our executive officers to provide working capital to the Company. These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to properly market our company in an effort to increase our sales. We are always looking for opportunities with new dealers to expand our IP based surveillance products offerings and plan to evaluate the market for our products throughout 2018 to determine whether we should hire additional employees in our sales force. We seek to leverage our current customer base which includes major international hotel chains, well known real estate development companies, and respected educational facilities, to build our reputation as a trusted security provider and generate customer referrals. Beginning in 2014 we also began targeting our marketing efforts toward the cannabis industry. We see the specific security needs of this industry, representing a significant opportunity for sales growth. Each state has specific requirements for security which includes extensive video surveillance and perimeter security. Additionally, some larger security companies have been hesitant to enter this market up to this point we believe this will help reduce competitive pressures. While we believe our strategy for growth will result in an increase in demand for our products and service and generate revenues, no assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy. As a result of the addition of VS and APEX we are planning a roll up strategy to acquire more entities that will compliment ours and enhance our revenue and growth.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales

Overall, our net sales for the three months ended March 31, 2018 increased approximately 555% from the comparable period in 2016. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2017 to 2018:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	$	% of Total	$	% of Total	Variance
Sale of product	967,057	81%	58,517	46%	1553%
Service	234,073	19%	69,400	54%	237%
Total	1,201,130	100%	127,917	100%	839%

Sales of product for the three months ended March 31, 2018 increased approximately 1553% as compared to the three months ended March 31, 2017. The increase is attributed to the acquisition of VS and Apex. Service revenue increased by approximately 237% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was also attributed to the acquisition of VS and Apex.

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

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased approximately 1401% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2017 to 2018:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	$	% of Total	$	% of Total	Variance
Cost of product	416,346	63%	30,047	69%	1286%
Cost of service	241,932	37%	13,795	31%	1654%
Total	658,278	100%	43,842	100%	1401%

During the three months ended March 31, 2018, our cost of product increased approximately 1286% as compared to the three months ended March 31, 2017 which is directly related to the acquisition of VS and Apex. Our cost of services for the three months ended March 31, 2018 increased 1654% as compared to the three months ended March 31, 2017 due to the acquisition of VS and Apex.

Total operating expenses for the three months ended March 31, 2018 were $895,896, an increase of $649,922, or approximately 264%, from total operating expenses for the comparable three months ended March 31, 2017 of $245,974. This increase is primarily attributable to the acquisition of VS and Apex coupled with increase in compensation and related taxes, rent, depreciation expense, amortization expense, marketing and public relations, rent and other selling, general and administrative expenses.

Loss from Operations

We reported loss from operations of $353,044 for the three months ended March 31, 2018, as compared to a loss from operations of $161,899 for the three months ended March 31, 2017, representing an increase in loss of $191,145 or 118%.

Other Income (Expense)

Total other expense was $25,740,456 for the three months ended March 31, 2018 as compared to total other income of $2,122,991 for the three months ended March 31, 2017. The increase in other expense was primarily attributable to the loss on change in fair value of derivative liabilities, increase in interest expense, increase in initial derivative expense, offset by a reduction of amortization of debt discount and a reduction in amortization of deferred financing costs for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net Loss

We reported a net loss of $26,093,500 for the three months ended March 31, 2018 as compared to a net income of $1,961,092 for the three months ended March 31, 2017. Net loss from non-controlling interest for the three months ended March 31, 2018 was $20,983 compared to net income of $17,393 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2018, we had a cash balance of $184,410. Our working capital deficit was $38,049,671 at March 31, 2018.

We reported a net increase in cash for the three months ended March 31, 2018 of $115,973. While we currently have no material commitments for capital expenditures, at March 31, 2018 we owed approximately $1.9 million under various notes payable. During the three months ended March 31, 2018, we have raised $308,500 of net proceeds from convertible notes payable.

Accrued expenses were $3,852,882 as of March 31, 2018 and consist of the following:

● Accrued salaries for certain employees amounting to $1,835,980

● Accrued commissions for certain employees amounting to $10,357

● Sales tax payable of $58,364

●Accrued interest of $1,789,189

● Accrued payroll liabilities and taxes of $141,732

● Other accrued expenses of $17,260

On January 5, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $8,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $13,098, OID of $447, debt discount of $8,053 and derivative expense of $5,045. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $8,947 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 amounted to $2,572.

On January 19, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395, debt discount of $7,105 and derivative expense of $4,452. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $7,895 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 amounted to $1,958.

On January 24, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,591, OID of $2,632, debt discount of $47,368 and derivative expense of $37,223. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 amounted to $12,829.

On January 30, 2018, the Company issued a convertible promissory note with a principal balance of $58,000 with a one year maturity date. This note holder has the right to convert the principal balance of the debenture beginning on the date which is one hundred eighty (180) days following the date of this note and ending on the later of the maturity date and the date of the default amount. The convertible promissory note has terms to convert at a 37% discount of the lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing associated with this note. The deferred financing is being amortized on a straight line basis over the term of the note. The balance of the convertible promissory note amounted to $58,000 as of March 31, 2018. The balance of the convertible promissory note net of deferred financing as of March 31, 2018 amounted to $55,917.

On February 9, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,434, OID of $789, debt discount of $8,434 and derivative expense of $15,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $15,789 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $7,719.

On February 15, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $12,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $18,747, OID of $632, debt discount of $6,747 and derivative expense of $12,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $12,632 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $6,175.

On February 26, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $39,056, OID of $1,316, debt discount of $14,056 and derivative expense of $25,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $12,225.

On March 6, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $50,755, OID of $1,579, debt discount of $28,421 and derivative expense of $22,334. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018 amounted to $4,079.

On March 9, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $46,868, OID of $1,579, debt discount of $16,868 and derivative expense of $30,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $13,901.

On March 16, 2018, the Company issued a replacement convertible promissory note with a principal balance of $124,689 with a one year maturity date that was recorded under note payable on the company’s balance sheet as of December 31, 2017 in the amount of $66,667 and accrued interest of $8,811. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $200,404 and derivative expense of $202,404. During the quarter ended March 31, 2018, the note holder converted $18,150 of the principal balance of the convertible promissory note into 10,312,500 common shares at a contractual rate of $.00176 per share. The balance of the convertible promissory note amounted to $106,539 as of March 31, 2018.

On March 21, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $74,001, OID of $2,632, debt discount of $24,000 and derivative expense of $50,001. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $23,205.

On March 23, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $42,848, OID of $1,316, debt discount of $17,848 and derivative expense of $25,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of March 31, 2018. The balance of the convertible promissory note net of OID and debt discount as of March 31, 2018, amounted to $7,915.

We reported a net loss of $26,093,500 during the three months ended March 31, 2018. At March 31, 2018 we had a working capital deficit of $38,049,671. We do not anticipate we will be profitable in 2018. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2017 is a discussion regarding Going Concern.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 amounted to $52,500 and was primarily attributable to our net loss of $26,093,500 coupled with an increase in accounts receivable of $105,281, an increase in other assets of $10,545 and a decrease in deferred revenue of $43,646. The losses were offset by an increase in initial derivative liability expense of $425,600, an increase in depreciation and amortization expense of $101,782, an increase in amortization of debt discount of $108,191, an increase in deferred financing costs of $1,965, an increase in original issue discount of $6,372, an increase in stock compensation expense of $71,200, an increase in accrued expenses of $405,964, an increase in accounts payable of $192,061, an increase in other current assets of $69, and a loss on change in fair value of derivative liabilities of $24,902,861. Net cash flows used in operating activities for the three months ended March 31, 2017 amounted to $136,498 and was primarily attributable to our net income of $1,961,092 coupled with an increase in derivative liability expense of $103,281, an increase in amortization of debt discount of $153,550, an increase in deferred financing costs of $1,708, an increase in original issue discount of $11,945, an increase in accounts payable of $32,808, an increase in accrued expenses of $145,986 and an increase in other assets of $9,332. The losses were offset by a decrease in accounts receivable of $85,167, a decrease in other assets of $1,677 and a change in fair value of derivative liabilities of $2,469,356.

Investing Activities

Net cash used in investing activities was $5,130 for the three months ended March 31, 2018 and consisted of a purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $173,603 for the three months ended March 31, 2018. We received proceeds from convertible notes payable of $308,500. These amounts were offset by repayments of notes payables of $118,877, repayments on the line of credit of $4,020, and payments to a related party of $12,000. Net cash flows provided by financing activities was $119,000 for the three months ended March 31, 2017. We received proceeds from convertible notes payable of $59,000 and proceeds from notes payable of $60,000.

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

The following table summarizes our contractual obligations as of March 31, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Operating Leases	$136,452	125,081	11,371	-	-
Total Contractual Obligations:	$136,452	125,081	11,371	-	-

Critical Accounting Policies and Estimates

Our unaudited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include revenue recognition and accounting for stock based compensation, use of estimates, accounts receivable, property and equipment, derivative liabilities and income taxes.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 (ASC 606) and related amendments, which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

ASC 606 provides companies an option of two transition methods, the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The ASU is effective for annual reporting periods beginning after December 15, 2017.

Effective January 1, 2018 (beginning of fiscal year 2018), the Company adopted the requirements of ASC 606 using the modified retrospective method. The guidance was not applied to contracts that were complete at December 31, 2017, and the comparative information for the prior fiscal year has not been retrospectively adjusted.

The adoption of ASC 606 did not have any impact on the Company’s consolidated financial statements. The adoption of ASC 606 did not have a significant impact on the Company’s revenue recognition policy as revenues on the substantial majority of the Company’s contracts continue to be recognized over time.

In adopting ASC 606, the Company elected to use certain practical expedients permitted by the standard including electing to adopt the right-to-invoice practical expedient on certain time and material contracts where the Company recognizes revenues as it is contractually able to invoice the customer based on the control transferred to the customer.

The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized upon transfer of control of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. The Company has elected the practical expedient to recognized revenue “as-billed”.

Revenue for video equipment sales and security surveillance equipment sales is recognized upon delivery and installation which the Company has determined is the point in time that control is transferred to the customer. Due to the nature of the Company’s business it is not practicable to return products therefore the Company has determined that it is not necessary to estimate for sales returns and allowances. The Company’s manufacturers provide the highest quality products available. If there is a defect in a product related to materials or workmanship the Company extends the manufacturer’s warranty to its customers. To date this process has never occurred. Therefore no warranty liability is recorded.

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable. Maintenance agreements are considered stand ready arrangements for which control is transferred to the customer ratably over time.

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

Use of Estimates

The preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined that our contracts for which customers purchase both surveillance products and installation services from us may result in a change to our reported revenues as a result of the adoption. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 will be recognized when our performance obligations are satisfied for both product sales and installation services. This differs from previous guidance in which we recognized the sale of the products and installation services at the same time. We adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. The adoption of ASU 2015-14 did not have a material impact on our results of operations, cash flows, or financial position due to the short term nature of our contracts.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 17, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

On January 5, 2018, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $8,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On January 19, 2018, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On January 24, 2018, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion.

On January 30, 2018, the Company issued a convertible promissory note with a principal balance of $58,000 with a one year maturity date. This note holder has the right to convert the principal balance of the debenture beginning on the date which is one hundred eighty (180) days following the date of this note and ending on the later of the maturity date and the date of the default amount. The convertible promissory note has terms to convert at a 37% discount of the lowest trading price during the 10 days prior to conversion.

On February 9, 2018, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On February 15, 2018, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $12,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On February 26, 2018, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On March 6, 2018, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On March 9, 2018, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

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

On March 21, 2018, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $52,632 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On March 23, 2018, the Company issued a 5% original issue discount convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion.

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

DIRECTVIEW HOLDINGS, INC.

Date: May 21, 2018	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

Date: May 21, 2018	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer

