Form 10-Q
period 2018-06-30
DIRECTVIEW HOLDINGS INC
filed 2018-08-16
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2018

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

As of August 14, 2018, there were 221,543,300 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$164,946	$68,437
Accounts Receivable, net	869,334	615,639
Capitalized Job Costs	121,379	141,267
Inventory	76,917	73,499
Other Current Assets	74,784	59,938

Total Current Assets	1,307,360	958,780

PROPERTY AND EQUIPMENT, net	12,140	64,250

Goodwill	794,830	794,830
Intangible Assets, net	579,399	682,682
Other Assets	1,635	6,670

Total Assets	$2,695,364	$2,507,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $1,063,928 and $230,721	$3,000,777	$2,952,250
Short Term Advances	146,014	146,015
Note Payable	1,799,148	1,971,208
Accounts Payable	480,705	361,619
Credit Card Payable	294,938	152,481
Accrued Expenses	3,920,570	3,607,100
Line of Credit	264,541	260,658
Stock Payable	25,000	25,000
Deferred Revenue	480,723	479,426
Due to Related Parties	1,814	1,814
Note Payable - related party, current	52,000	52,000
Derivative Liability	3,363,039	3,953,369
Total Current Liabilities	13,829,269	13,962,940

Note Payable-related party, net of current portion	752,000	778,000

Total Liabilities	14,581,269	14,740,940

Commitments and Contingencies (see Note 17)

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of June 30, 2018 and 0 shares issued and outstanding as of December 31, 2017)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 194,190,392 and 13,873,971 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	19,419	1,387
Additional Paid-in Capital	19,336,187	17,158,926
Accumulated Deficit	(31,222,079)	(29,396,982)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(11,866,473)	(12,236,669)

Non-Controlling Interest in Subsidiary	(19,432)	2,941

Total Stockholders’ Deficit	(11,885,905)	(12,233,728)

Total Liabilities and Stockholders’ Deficit	$2,695,364	$2,507,212

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

NET SALES:
Sales of Product	$914,033	$1,025,865	$1,881,090	$1,084,382
Services	196,615	205,626	430,688	275,026
Total Net Sales	1,110,648	1,231,491	2,311,778	1,359,408

COST OF SALES:
Cost of Product	505,058	469,797	921,404	499,844
Cost of Services	145,158	111,620	387,090	125,415
Total Cost of Sales	650,216	581,417	1,308,494	625,259

GROSS PROFIT	460,432	650,074	1,003,284	734,149

OPERATING EXPENSES:
Marketing and Public Relations	580,288	1,036	779,270	3,474
Rent	34,112	22,742	68,226	23,387
Depreciation	9,224	42,186	59,364	42,186
Amortization	51,642	65,824	103,283	65,824
Research and Development	-	2,000	-	5,700
Compensation and Related Taxes	330,382	210,521	649,908	321,351
Other Selling, General and Administrative	335,884	194,761	577,377	323,122

Total Operating Expenses	1,341,532	539,070	2,237,428	785,044

(LOSS) INCOME FROM OPERATIONS	(881,100)	111,004	(1,234,144)	(50,895)

Gain on Conversion of Related Party Loan	-	4,506	-	4,506
Gain (Loss) on Change in Fair Value of Derivative Liabilities	25,993,043	(2,496,964)	1,090,182	(27,608)
Initial Derivative Expense	(282,182)	(133,804)	(707,782)	(237,085)
Gain on Extinguishment of Derivative Liability	41,809	-	41,809	-
Amortization of Debt Discount	(455,305)	(78,181)	(563,496)	(231,731)
Amortization of Deferred Financing Costs	(4,986)	(1,709)	(6,951)	(8,417)
Other Income	3,215	-	3,215	129,216
Interest Expense	(168,464)	(77,264)	(470,303)	(160,090)

Total Other Income (Expense)	25,127,130	(2,783,416)	(613,326)	(531,209)

NET INCOME (LOSS)	24,246,030	(2,672,412)	(1,847,470)	(582,104)

Net Loss (Income) Attributable to Non-Controlling Interest	1,390	(14,131)	22,373	(31,524)

Net Income (Loss) Attributable to DirectView Holdings, Inc.	$24,247,420	$(2,686,543)	$(1,825,097)	$(613,628)

NET LOSS PER COMMON SHARE
Basic	$0.16	$(0.52)	$(0.02)	$(0.13)
Diluted	$0.11	$(0.52)	$(0.02)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	154,460,920	5,210,458	99,815,637	4,768,248
Diluted	221,379,679	5,210,458	99,815,637	4,768,248

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,847,470)	$(582,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,648	108,010
Stock compensation expense	71,200	25,000
(Gain) Loss on change in fair value of derivative liabilities	(1,090,182)	27,608
(Gain) on extinguishment of derivative liabilities	(41,809)	-
Initial derivative liability expense	707,782	237,085
Amortization of debt discount	563,496	231,731
Amortization of deferred financing costs	6,951	3,416
Amortization of original issue discount	29,382	27,672
(Increase) Decrease in:
Accounts receivable	(253,695)	(184,267)
Other current assets	1,625	3,556
Other assets	5,035	(8,974)
Increase (Decrease) in:
Accounts payable	119,085	(91,573)
Accrued expenses	814,180	97,587
Deferred revenue	1,297	-

Net Cash Used in Operating Activities	(749,676)	(157,074)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(7,255)	-
Acquisition of company	-	59,389

Net Cash (Used in) Provided by Investing Activities	(7,255)	59,389

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(172,060)	(29,139)
Proceeds from convertible notes payable	1,314,000	210,000
Repayments of convertible notes payable	(262,500)	-
Proceeds from notes payable	-	59,000
Proceeds from line of credit	-	30,000
Repayments to line of credit	-	(2,396)
Payments to related parties	(26,000)	-

Net Cash Provided by Financing Activities	853,440	267,465

Net Increase in Cash	96,509	169,780

Cash - Beginning of Period	68,437	58,449

Cash - End of Period	$164,946	$228,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$63,743	$12,941
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock (in connection with conversion of convertible promissory notes and accrued interest)	$575,966	$170,831
Initial recognition of derivative liability as debt discount	$707,782	$237,085
Reclassification of derivative liability to additional paid in capital (in connection with the conversion of convertible promissory notes and accrued interest)	$1,547,327	$279,209

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 12% which is owned by the Company’s CEO) as of June 30, 2018. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2018, the results of operations for the three and six months ending June 30, 2018, and the cash flows for the six months ending June 30, 2018 have been included. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2018 and December 31, 2017, the Company reflected a non-controlling interest of ($19,432) and $2,941 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying June 30, 2018 unaudited consolidated balance sheet and December 31, 2017 consolidated balance sheet, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2018 and December 31, 2017 the Company had no bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2018 and December 31, 2017. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. As of June 30, 2018 and December 31, 2017 there were not any cash equivalents.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2018 and December 31, 2017, management determined that an allowance was necessary which amounted to approximately $160,000 for both dates. During the six months ended June 30, 2018 and 2017 the Company recognized $0 for both dates of write-offs related to uncollectible accounts receivable.

Capitalized Job Costs

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned per ASC 606 “Revenue Recognition.” As of June 30, 2018 and December 31, 2017, the Company had $121,379 and $141,267, respectively included on their balance sheets under Capitalized Job Costs.

Advertising

Advertising is expensed as incurred. Advertising expense for the six months ended June 30, 2018 and 2017 was $779,270 and $3,474, respectively.

Shipping costs

Shipping costs are included in cost of sales for VS and Apex and shipping costs are included in other selling, general and administrative expenses for DVVS and were deemed to be not material for the six months ended June 30, 2018 and 2017, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers’ needs the Company purchased inventory items and had $76,917 and $73,499 in inventory as of June 30, 2018 and December 31, 2017, respectively.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2018 and 2017.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation of $71,200 and $25,000 for employees during the six months ended June 30, 2018 and 2017, respectively.

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

The following table illustrates our revenue by type related to the six months ended June 30, 2018:

	Texas	New York	Total
Sale of Products	$1,819,949	$61,141	$1,881,090
Service	349,509	81,179	430,688
Total Revenue from Customers	$2,169,458	$142,320	$2,311,778

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30, 2018	December 31, 2017
Capitalized Job Costs	$121,379	$141,267
Deferred Revenue	$480,723	$479,426

Contract receivables are recognized when the receipt of consideration is unconditional. The decrease in contract assets was primarily due to timing of billings and revenue recognized on performance of services rendered.

The increase in contract liabilities was primarily due to revenue deferred on jobs where services are being rendered.

During the six months ended June 30, 2018, the Company recognized revenue of $368,462 relating to amounts that were included as a contract liability at December 31, 2017.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations

The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at June 30, 2018 are equal to the deferred revenue disclosed above. The Company expects to recognize the full balance of the deferred revenue at June 30, 2018 within the next year.

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

During the six months ended June 30, 2018 and 2017, one customer accounted for 45% and 35%, respectively of revenues.

As of June 30, 2018, two customers accounted for 79% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1	55%
Customer 2	24%
Total	79%

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At June 30, 2018 the Company had 1,052,012,214 share equivalents issuable pursuant to embedded conversion features. At December 31, 2017 the Company had 442,601,456 share equivalents issuable pursuant to embedded conversion features.

Recently Adopted Accounting Standards

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined that our contracts for which customers purchase both surveillance products and installation services from us may result in a change to our reported revenues as a result of the adoption. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 will be recognized when our performance obligations are satisfied for both product sales and installation services. This differs from previous guidance in which we recognized the sale of the products and installation services at the same time. We adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. The adoption of this guidance did not have a material impact on our consolidated financial statements due to the short term nature of our contracts.

In January 2017, the FASB issued Accounting Standards Update 2017-01, to clarify the definition of a business. Under this updated standard, an entity will be able to more consistently account for transactions when determining if such transactions represent acquisitions or disposals of assets or of a business. This guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on our consolidated financial statements, except as described below.

In February 2016, the FASB issued Accounting Standards Update (ASU), Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit)—the new ASU will require both types of leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit). The ASU on leases will take effect for all public companies for fiscal years beginning after December 15, 2018.

In January 2017, the FASB issued Accounting Standards Update 2017-04, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.

In June 2018, the FASB issued Accounting Standards Update 2018-07, to reduce cost and complexity and to improve financial reporting for share-based payment transactions for acquiring goods or services from nonemployees. Under this update standard, an entity should apply the requirements to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Furthermore, this update standard applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2018, the Company had an accumulated deficit of approximately $31.2 million, a stockholders’ deficit of approximately $11.9 million and a working capital deficiency of approximately $12.5 million. The net cash used in operating activities for the six months ended June 30, 2018 totaled $749,676. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

	Estimated life	June 30, 2018	December 31, 2017
Computer Equipment	1 year	$20,488	$13,333
Office Equipment	1 year	5,866	5,767
Telephone System	1 year	11,042	11,042
ERP Software	1 year	150,000	150,000
Vehicles	1 year	22,667	22,667
Furniture & Fixtures	2-3 years	2,000	2,000
Less: Accumulated depreciation		(199,923)	(140,559)
		$12,140	$64,250

For the six months ended June 30, 2018 and 2017, depreciation expense amounted to $59,365 and $42,186, respectively.

NOTE 4 – INTANGIBLE ASSETS

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) goodwill and other intangible assets were acquired. An independent valuation of the intangible assets was completed as of December 31, 2017. The intangible assets other than goodwill are being amortized on a straight line basis over their useful lives.

Intangible assets consist of the following:

	June 30, 2018	December 31, 2017	Useful Lives
Intangible assets:
Goodwill	$794,830	$794,830
Customer Relationships	95,000	95,000	10 years
Brand	204,000	204,000	10 years
Technology	530,000	530,000	3 years
Total	1,623,830	1,623,830
Less: Accumulated amortization	(249,601)	(146,318)
	$1,374,229	$1,477,512

Amortization expense related to the intangible assets for the six months ended June 30, 2018 and 2017 was $103,283 and $65,824, respectively.

NOTE 5 – LINE OF CREDIT

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a $350,000 revolving line of credit (“Line of Credit”) that VS and Apex are jointly and severally liable for that expired on April 7, 2018. As of the filing date of this quarterly report the line of credit has not been repaid and is in default. The Line of Credit is guaranteed by VS, Apex and the Acquisition Companies’ previous managing member and collateralized by all of the assets of VS and Apex. The line of credit has an interest rate of prime plus 1. The interest rate was 6.49% as of June 30, 2018. For the six month period ended June 30, 2018, the company had $0 borrowings and made repayments of $17,213. The balance outstanding on the line of credit was approximately $265,000 and $261,000 as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 the Company is out of compliance with the debt covenants related to the Line of Credit.

NOTE 6 – NOTE PAYABLE - RELATED PARTY

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing Note Payable – related party in the amount of $830,000. The Note Payable principal amount will be reduced by the calculated cash payout of $2,000 related to the terms in the Purchase Agreement and payments owed in accordance with the Employment Agreement with the Seller in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on Effective Date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled and no further force or effect, and the Purchaser shall have no further obligations on the Note. As of June 30, 2018 and December 31, 2017, $26,000 and $0, respectively has been paid related to the Employment Agreement. No payments have been remitted pursuant to the Cash Payout as of June 30, 2018.

NOTE 7 – NOTES PAYABLE

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. At June 30, 2018 and December 31, 2017 the notes amounted to $116,792 and $116,792 respectively.

On March 6, 2017, the Company issued a 10% original issue discount (OID) promissory note with a principal balance of $66,667 due August 6, 2017 with an interest rate of 10%. In connection with the original issue discount promissory note the Company recorded OID of $6,667 and deferred financing of $1,000 which are to be amortized over the term of the note. On October 3, 2017, the Company executed an agreement with a Note Holder to extend the maturity date of a promissory note an additional five months beyond the original maturity date of August 6, 2017. The cost of funding is 20% over a six month term prorated to a five month term. In addition, the Company agreed to issue the note holder 375,000 restricted shares of common stock upon payment of the note. It was also agreed that if the company and the note holder agreed the note may be repaid in the form of shares of common stock of the Company at 30% discount to market. As of December 31, 2017 the balance of the original issue discount promissory note amounted to $66,667. On March 16, 2018, the note holder assigned the principal balance of the note along with the accrued interest to a third party and the Company issued a replacement convertible promissory note (see Note 10).

As of April 20, 2017, in connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a note payable with a balance of $1,923,896 that VS and Apex are jointly and severally liable for with a maturity date of April 2025 and an interest rate of 4.35%. The note payable is guaranteed by the Acquisition Companies’ previous managing member and his spouse and collateralized by all of the assets of the Acquisition Companies. The note has certain debt covenants that the Company is out of compliance with. Per the Purchase Agreement the note was to be paid within 180 days of the Effective Date, the Company has not complied with the payment terms. As of June 30, 2018 and December 31, 2017 the total balance owed on the note payable was $1,692,441 and $1,787,749, respectively.

As of June 30, 2018 and December 31, 2017, notes payable amounted to $1,799,148 and $1,971,208, respectively.

Accrued interest on the notes payable amounted to approximately $57,000 and $92,000 as of June 30, 2018 and December 31, 2017, respectively and is included in accrued expenses.

NOTE 8 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 9 – ACCRUED EXPENSES

As of June 30, 2018 and December 31, 2017, the Company had accrued expenses of $3,920,570 and $3,607,100, respectively. The following table displays the accrued expenses by category.

	June 30, 2018	December 31, 2017
Operating Expenses	$152,839	$17,260
Employee Commissions	6,357	18,633
Interest	1,756,763	1,611,924
Salaries	1,927,739	1,770,027
Sales Tax Payable	55,872	54,532
Payroll Liabilities	21,000	134,724
	$3,920,570	$3,607,100

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	June 30, 2018	December 31, 2017
Secured convertible promissory notes	$4,064,829	$3,182,972

Debt discount liability	(991,964)	(216,069)

Debt discount original issue discount	(51,116)	(12,229)

Debt discount deferred financing	(20,972)	(2,424)
Secured convertible promissory notes– net	$3,000,777	$2,952,250

On January 5, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $8,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $13,098, OID of $447, debt discount of $8,053 and derivative expense of $5,045. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $8,947 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $4,697.

On January 19, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395, debt discount of $7,105 and derivative expense of $4,452. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $7,895 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $3,832.

On January 24, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,591, OID of $2,632, debt discount of $47,368 and derivative expense of $37,223. The OID and debt discount are being amortized over the term of the note. During June 2018, this promissory note was paid in full.

On January 30, 2018, the Company issued a convertible promissory note with a principal balance of $58,000 with a one year maturity date. This note holder has the right to convert the principal balance of the debenture beginning on the date which is one hundred eighty (180) days following the date of this note and ending on the later of the maturity date and the date of the default amount. The convertible promissory note has terms to convert at a 37% discount of the lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing associated with this note. The deferred financing is being amortized on a straight line basis over the term of the note. The balance of the convertible promissory note was $58,000 at June 30, 2018. The balance of the convertible promissory note net of deferred financing at June 30, 2018 was $56,542.

On February 9, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,434, OID of $789, debt discount of $8,434 and derivative expense of $15,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $15,789 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $10,025.

On February 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $12,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $18,747, OID of $632, debt discount of $6,747 and derivative expense of $12,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $12,632 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $8,020.

On February 26, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $39,056, OID of $1,316, debt discount of $14,056 and derivative expense of $25,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $26,316 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $16,068.

On March 6, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $50,755, OID of $1,579, debt discount of $28,421 and derivative expense of $22,334. The OID and debt discount are being amortized over the term of the note. During June 2018, this promissory note was paid in full.

On March 9, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $46,868, OID of $1,579, debt discount of $16,868 and derivative expense of $30,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $31,579 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $18,512.

On March 16, 2018, the Company issued a replacement convertible promissory note with a principal balance of $124,689 with a one year maturity date that was recorded under note payable on the company’s balance sheet as of December 31, 2017 in the amount of $66,667 and accrued interest of $8,811. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $200,404 and derivative expense of $202,404. During the six months ended June 30, 2018, the note holder converted $84,150 of the principal balance of the convertible promissory note into 29,493,911 common shares at contractual rates of $.00176, $.002475, and $.0055 per share. During June 2018, this promissory note was paid in full.

On March 21, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $74,001, OID of $2,632, debt discount of $24,000 and derivative expense of $50,001. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $52,632 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $33,453.

On March 23, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $42,848, OID of $1,316, debt discount of $17,848 and derivative expense of $25,000. The OID and debt discount are being amortized over the term of the note. During June 2018, this promissory note was paid in full.

On March 31, 2018, the Company issued a replacement convertible promissory note assigning two outstanding convertible promissory notes to a third party note holder with a principal balance of $74,754 and a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $121,717, OID of $439, debt discount of $54,858 and derivative expense of $74,754. The OID and debt discount are being amortized over the term of the note. During June 2018, this promissory note was paid in full.

On April 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $105,263 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $145,905, OID of $5,263, debt discount of $94,737 and derivative expense of $51,168. The OID and debt discount are being amortized over the term of the note. During June 2018, this promissory note was paid in full.

On April 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $55,368 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $64,472, OID of $2,368, debt discount of $50,632 and derivative expense of $13,841. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $55,368 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $20,035.

On April 18, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $131,876, OID of $5,250, debt discount of $108,000 and derivative expense of $23,876. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $113,250 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $31,458.

On April 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $18,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,695, OID of $947, debt discount of $17,053 and derivative expense of $6,642. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $18,947 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $3,947.

On May 2, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $129,000 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $150,229, OID of $6,000, debt discount of $123,000 and derivative expense of $27,229. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $129,000 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $28,667.

On May 16, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $131,904, OID of $5,250, debt discount of $108,000 and derivative expense of $23,904. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $113,250 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $18,875.

On May 30, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $138,006, OID of $5,500, debt discount of $113,000 and derivative expense of $25,006. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $118,500 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $13,167.

On June 13, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $122,273 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $142,418, OID of $5,750, debt discount of $116,523 and derivative expense of $25,894. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $122,273 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $6,793.

On June 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $279,102 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $325,078, OID of $13,125, debt discount of $265,477 and derivative expense of $59,601. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $279,102 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $15,978.

On June 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $138,022, OID of $5,500, debt discount of $113,000 and derivative expense of $25,022. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $118,500 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $0.

During the six months ended June 30, 2018 and the year ended December 31, 2017 amortization of debt discount amounted to $571,391 and $403,245, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2016 to June 30, 2018:

Conversion feature
derivative liability
Balance at December 31, 2016	$4,956,637
Initial fair value of derivative liability recorded as debt discount	336,094
Initial fair value of derivative liability charged to other expense	537,541
Reclass of derivative liability to additional paid in capital due to conversions	(390,996)
Gain on change in fair value included in earnings	(1,485,907)
Balance at December 31, 2017	$3,953,369
Initial fair value of derivative liability recorded as debt discount	1,339,398
Initial fair value of derivative liability charged to other expense	707,782
Reclass of derivative liability to additional paid in capital due to conversions	(1,547,328)
Gain on change in fair value included in earnings	(1,090,182)
Balance at June 30, 2018	$3,363,039

Total derivative liability at June 30, 2018 and December 31, 2017 amounted to $3,363,039 and $3,953,369, respectively. The change in fair value included in earnings of $1,090,182 is due to substantially decreased conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable (see Note 10) coupled with a decrease in the risk-free interest rate.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

From January 1, 2018 to June 30, 2018

Expected volatility	194% - 293%
Expected term	3 – 12 months
Risk-free interest rate	1.28%-2.25%
Expected dividend yield	0%

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

During the six months ended June 30, 2018, the Company issued 172,316,475 shares of common stock at contractual rates ranging from $.00176 to $.005915 for the conversion of $494,266 in principal and $95,762 in accrued interest of convertible notes payable (See Note 10).

NOTE 13 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The Chief Executive Officer of the Company advanced funds for operating expenses in 2016. As of June 30, 2018 and December 31, 2017 the Company has a balance of $1,814 in Due to Related Parties included on the balance sheet. These advances are short-term in nature and non-interest bearing.

Note Payable – related party

The following related party transactions have been presented on the balance sheet in Note Payable – related party. In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing note payable in the amount of $830,000 due to the former CEO of the Acquisition Companies. During the six months ended June 30, 2018, the Company paid $26,000 related to this note payable. At June 30, 2018 and December 31, 2017 the balance of the note payable – related party amounted to $804,000 and $830,000, respectively.

NOTE 14 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the six months ended June 30, 2018 and 2017 totaled $0 and $27,721, respectively.

NOTE 15 - ACCRUED PAYROLL TAXES

At June 30, 2018 the Company recorded a liability related to current and certain unpaid payroll taxes of approximately $21,000, of which approximately $6,000 relates to current payroll taxes and $15,000 relates to certain unpaid payroll taxes and includes interest and penalties. Although the Company has not received any notices from the IRS related to the unpaid payroll taxes, the Company confirmed the outstanding balances with the IRS. At December 31, 2017 the Company had $135,000 recorded as a liability related to this matter. Such amounts are included in accrued expenses in the accompanying unaudited consolidated financial statements.

NOTE 16 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying unaudited consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the six months ended June 30, 2018 and 2017 all material assets and revenues of the Company were in the United States.

NOTE 17 – COMMITMENTS

Leases:

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a lease for office space with a four year term beginning on April 1, 2015 and ending on March 31, 2019. The Company has the option to renew the lease for an additional six years after the expiration date. The monthly rent expense is $11,371.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Leases	$102,339	102,339	-	-	-
Total Contractual Obligations:	$102,339	102,339	-	-	-

Rent expense for the six months ended June 30, 2018 and 2017 was $68,226 and $23,387, respectively.

NOTE 18 – SUBSEQUENT EVENTS

On July 27, 2018, the Company entered into a settlement with JP Morgan Chase Bank, N.A. (“Chase”) regarding payment of the outstanding balance under that certain Promissory Note and U.S. Small Business Administration Note dated April 15, 2015 (the “Notes”) in the aggregate principal amount of approximately $1,900,000 including interest (the “Loan Amount”) between Video Surveillance LLC, Apex CCTV, and Chase. According to the terms of the settlement, the Company and Chase have agreed to a full and final settlement of the Loan Amount and the related transactions thereunder in exchange for payment by the Company in the amount of $475,000 on August 3, 2018 (the “Initial Payment”) and three additional payments of $475,000 each month thereafter (the “Additional Payment”). As of the date hereof, the Company has timely made the Initial Payment to Chase and intends to deliver each Additional Payment in full satisfaction of the Loan Amount. In the event the Company fails to timely deliver an Additional Payment, Chase may call an event of default under the terms of the Notes and accelerate the Loan Amount, amongst other remedies available to Chase.

Subsequent to June 30, 2018, the Company issued 5% OID convertible promissory notes with principal balances totaling approximately $635,000 with maturity dates between nine-months and one year. These convertible debentures convert at either a fixed price or 40% of the lowest trading price during the 30 days prior to conversions. Due to certain ratchet provisions contained in the convertible promissory notes the Company will account for these conversion features as derivative liabilities.

Subsequent to June 30, 2018, the Company issued 27,352,908 shares of common stock upon conversion of $78,836 of convertible promissory notes and $418 of accrued interest. These notes were converted at contractual rates ranging from $.002475 to $.0033.

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

We have also developed custom software programs and applications to work with the products we offer to customers to enhance their convenience and capability. We have developed a mobile application which we call the “DirectView Security App” to enable full remote management of deployed surveillance devices including positioning cameras, setting recording parameters, and replay of selected video. The DirectView Security App provides full encryption and is compatible with all Apple and Android based mobile devices. We are also in late stage development of a proprietary software platform targeted for educational institutions/daycare, aviation, and religious organizations. The platform will enable tiered database controlled access to multiple encrypted live streaming videos with audio with full scalability. The software will allow these businesses and organizations to provide parents, patrons or customers access to see and view a particular classroom, attend a religious service, or watch any activity permitted by the licensor of the software through any internet connected mobile device or computer.

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

The medical use of cannabis is legal (with a doctor’s recommendation) in 31 states, the District of Columbia, and the territories of Guam and Puerto Rico. The recreational use of cannabis is legal in 9 states (Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Vermont, and Washington) plus the District of Columbia, and decriminalized in another 13 states plus the U.S. Virgin Islands. Many large security service providers have publicly avoided servicing businesses engaged in the sale or growing of marijuana which we believe lowers the competitive landscape.

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

In an effort to further expand our market opportunities, in April 2015, we began preparations to develop a unique body-worn-camera solution to target law enforcement, business security and homeland security markets. We expect the solution to comprise of a line of body-worn-cameras integrated with a suite of communications capabilities including high capacity streaming video, Bluetooth®, GPS, push to talk, WIFI/4G LTE, and imbedded biometric access. We are also working to integrate the video feeds with backend storage solutions for video/audio storage including playback and editing of stored evidence. We have received body-worn-camera prototypes that have been manufactured to our design specifications by a large third-party manufacturer and we are currently beta testing those prototypes. We intend to have that manufacturer produce a finished product upon successful completion of product testing.

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

Results of Operations

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Net Sales

Overall, our net sales for the three months ended June 30, 2018 declined approximately 10% while our net sales for the six months ended June 30, 2018 increased approximately 70% from the comparable periods in 2017. The following tables provide comparative data regarding the sources of our net sales in each of these periods and the change from 2017 to 2018:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	$	% of Total	$	% of Total	Variance
Sale of product	914,033	82%	1,025,865	83%	(11%)
Service	196,615	18%	205,626	17%	(4%)
Total	1,110,648	100%	1,231,491	100%	(10%)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	$	% of Total	$	% of Total	Variance
Sale of product	1,881,090	81%	1,084,382	80%	74%
Service	430,688	19%	275,026	20%	57%
Total	2,311,778	100%	1,359,408	100%	70%

Sales of product for the three months ended June 30, 2018 decreased approximately 11% as compared to the three months ended June 30, 2017. The decrease is attributed to softer product sales across all segments. Service revenue decreased by approximately 4% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease is attributed to the timing of when product installations are completed.

Sales of product for the six months ended June 30, 2018 increased approximately 74% as compared to the six months ended June 30, 2017. The increase is attributed to the acquisition of VS and Apex. Service revenue increased by approximately 57% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was also attributed to the acquisition of VS and Apex.

Net sales increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to the acquisition of VS and Apex. In an effort to continue to increase our sales in future periods, we believe we need to monitor and grow the business related to the acquisition of VS and Apex along with hiring additional sales staff to initiate a telemarketing campaign and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased approximately 12% and 109% for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. The following tables provide comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2017 to 2018:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	$	% of Total	$	% of Total	Variance
Cost of product	505,058	78%	469,797	81%	8%
Cost of service	145,158	22%	111,620	19%	30%
Total	650,216	100%	581,417	100%	12%

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	$	% of Total	$	% of Total	Variance
Cost of product	921,404	80%	499,844	80%	84%
Cost of service	387,090	20%	125,415	20%	209%
Total	1,308,494	100%	625,259	100%	109%

During the three months ended June 30, 2018, our cost of product increased approximately 8% as compared to the three months ended June 30, 2017 which is directly related to product mix and the acquisition of VS and Apex. Our cost of services for the three months ended June 30, 2018 increased 30% as compared to the three months ended June 30, 2017 due to service requirements to ensure the related product installations are completed on time and the acquisition of VS and Apex.

During the six months ended June 30, 2018, our cost of product increased approximately 84% as compared to the six months ended June 30, 2017 which is directly related to the acquisition of VS and Apex. Our cost of services for the six months ended June 30, 2018 increased 209% as compared to the six months ended June 30, 2017 due to the acquisition of VS and Apex.

Total operating expenses for the three months ended June 30, 2018 were $1,341,532, an increase of $802,462, or approximately 149%, from total operating expenses for the comparable three months ended June 30, 2017 of $539,070. This increase is primarily attributable to significant investments in marketing and public relations, coupled with higher compensation and related taxes and other selling, general and administrative expenses. These increases are the result of planned investments and the acquisition of VS and Apex. Total operating expenses for the six months ended June 30, 2018 were $2,237,428, an increase of $1,452,384, or approximately 185%, from total operating expenses for the comparable six months ended June 30, 2017 of $785,044. This increase is primarily attributable to the acquisition of VS and Apex coupled with increases in compensation and related taxes, rent, depreciation expense, amortization expense, marketing and public relations, and other selling, general and administrative expenses.

Loss from Operations

We reported loss from operations of $881,100 for the three months ended June 30, 2018, as compared to income from operations of $111,004 for the three months ended June 30, 2017, representing an increase in loss from operations of $992,104 or 894%. For the six months ended June 30, 2018, we reported loss from operations of $1,234,143 as compared to a loss from operations of $50,895 for the six months ended June 30, 2017, representing an increase in loss from operations of $1,183,248 or 2,325%.

Other Income (Expense)

Total other income was $25,127,130 for the three months ended June 30, 2018 as compared to total other expense of $2,783,416 for the three months ended June 30, 2017. The increase in other income was primarily attributable to the gain on change in fair value of derivative liabilities, partially offset by increases in initial derivative expense, amortization of debt discount, and interest expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Total other expense was $613,326 for the six months ended June 30, 2018 as compared to total other expense of $531,209 for the six months ended June 30, 2017. The increase in other expense was primarily attributable to increases in initial derivative expense, amortization of debt discount, and interest expense, partially offset by a gain on change in fair value of derivative liabilities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Net Loss

We reported net income of $24,246,030 and a net loss of $1,847,470 for the three and six months ended June 30, 2018 as compared to a net loss of $2,672,412 and $582,104 for the three and six months ended June 30, 2017. Net loss from non-controlling interest for the three and six months ended June 30, 2018 was $1,390 and $22,373 as compared to net income of $14,131 and $31,524 for the three and six months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2018, we had a cash balance of $164,946 and a working capital deficit of $12,521,909.

We reported a net increase in cash for the six months ended June 30, 2018 of $96,509. While we currently have no material commitments for capital expenditures, at June 30, 2018 we owed approximately $1.8 million under various notes payable. During the six months ended June 30, 2018, we raised $1.3 million of proceeds through the issuance of convertible notes payable.

Accrued expenses were $3,920,570 at June 30, 2018 and consist of the following:

● Accrued salaries for certain employees amounting to $1,927,739

● Accrued commissions for certain employees amounting to $6,357

● Sales tax payable of $55,872

● Accrued interest of $1,756,763

● Accrued payroll liabilities and taxes of $21,000

● Other accrued expenses of $152,839

On January 5, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $8,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $13,098, OID of $447, debt discount of $8,053 and derivative expense of $5,045. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $8,947 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $4,697.

On January 19, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395, debt discount of $7,105 and derivative expense of $4,452. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $7,895 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $3,832.

On January 24, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,591, OID of $2,632, debt discount of $47,368 and derivative expense of $37,223. The OID and debt discount are being amortized over the term of the note. During June 2018, this promissory note was paid in full.

On January 30, 2018, the Company issued a convertible promissory note with a principal balance of $58,000 with a one year maturity date. This note holder has the right to convert the principal balance of the debenture beginning on the date which is one hundred eighty (180) days following the date of this note and ending on the later of the maturity date and the date of the default amount. The convertible promissory note has terms to convert at a 37% discount of the lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing associated with this note. The deferred financing is being amortized on a straight line basis over the term of the note. The balance of the convertible promissory note was $58,000 at June 30, 2018. The balance of the convertible promissory note net of deferred financing at June 30, 2018 was $56,542.

On February 9, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,434, OID of $789, debt discount of $8,434 and derivative expense of $15,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $15,789 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $10,025.

On February 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $12,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $18,747, OID of $632, debt discount of $6,747 and derivative expense of $12,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $12,632 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $8,020.

On February 26, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $39,056, OID of $1,316, debt discount of $14,056 and derivative expense of $25,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $26,316 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $16,068.

On March 6, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $50,755, OID of $1,579, debt discount of $28,421 and derivative expense of $22,334. The OID and debt discount are being amortized over the term of the note. During June 2018, this promissory note was paid in full.

On March 9, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $46,868, OID of $1,579, debt discount of $16,868 and derivative expense of $30,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $31,579 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $18,512.

On March 16, 2018, the Company issued a replacement convertible promissory note with a principal balance of $124,689 with a one year maturity date that was recorded under note payable on the company’s balance sheet as of December 31, 2017 in the amount of $66,667 and accrued interest of $8,811. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $200,404 and derivative expense of $202,404. During the six months ended June 30, 2018, the note holder converted $84,150 of the principal balance of the convertible promissory note into 29,493,911 common shares at contractual rates of $.00176, $.002475, and $.0055 per share. During June 2018, this promissory note was paid in full.

On March 21, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $74,001, OID of $2,632, debt discount of $24,000 and derivative expense of $50,001. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $52,632 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $33,453.

On March 23, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $42,848, OID of $1,316, debt discount of $17,848 and derivative expense of $25,000. The OID and debt discount are being amortized over the term of the note. During June 2018, this promissory note was paid in full.

On March 31, 2018, the Company issued a replacement convertible promissory note assigning two outstanding convertible promissory notes to a third party note holder with a principal balance of $74,754 and a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $121,717, OID of $439, debt discount of $54,858 and derivative expense of $74,754. The OID and debt discount are being amortized over the term of the note. During June 2018, this promissory note was paid in full.

On April 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $105,263 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $145,905, OID of $5,263, debt discount of $94,737 and derivative expense of $51,168. The OID and debt discount are being amortized over the term of the note. During June 2018, this promissory note was paid in full.

On April 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $55,368 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $64,472, OID of $2,368, debt discount of $50,632 and derivative expense of $13,841. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $55,368 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $20,035.

On April 18, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $131,876, OID of $5,250, debt discount of $108,000 and derivative expense of $23,876. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $113,250 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $31,458.

On April 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $18,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,695, OID of $947, debt discount of $17,053 and derivative expense of $6,642. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $18,947 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018 was $3,947.

On May 2, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $129,000 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $150,229, OID of $6,000, debt discount of $123,000 and derivative expense of $27,229. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $129,000 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $28,667.

On May 16, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $131,904, OID of $5,250, debt discount of $108,000 and derivative expense of $23,904. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $113,250 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $18,875.

On May 30, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $138,006, OID of $5,500, debt discount of $113,000 and derivative expense of $25,006. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $118,500 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $13,167.

On June 13, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $122,273 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $142,418, OID of $5,750, debt discount of $116,523 and derivative expense of $25,894. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $122,273 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $6,793.

On June 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $279,102 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $325,078, OID of $13,125, debt discount of $265,477 and derivative expense of $59,601. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $279,102 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $15,978.

On June 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $138,022, OID of $5,500, debt discount of $113,000 and derivative expense of $25,022. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $118,500 at June 30, 2018. The balance of the convertible promissory note net of OID and debt discount at June 30, 2018, was $0.

We reported a net loss of $1,847,740 during the six months ended June 30, 2018. At June 30, 2018 we had a working capital deficit of $12,521,909. We do not anticipate we will be profitable in 2018. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2017 is a discussion regarding Going Concern.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 amounted to $749,676 and was primarily attributable to our net loss of $1,847,470 coupled with an increase in accounts receivable of $253,695. The loss was partially offset by an increase in accrued expenses of $814,180 and an increase in accounts payable of $119,085. Net cash flows used in operating activities for the six months ended June 30, 2017 amounted to $157,074 and was primarily attributable to our net loss of $582,104 coupled with an increase in accounts receivable of $184,267, and a decrease in accounts payable of $91,573, partially offset by a net increase in non-cash items of $660,522, a decrease in other current assets of $3,556, and an increase in accrued expenses of $97,587.

Investing Activities

Net cash used in investing activities was $7,255 for the six months ended June 30, 2018 and consisted of purchases of property and equipment. Net cash flows provided by investing activities was $59,389 for the six months ended June 30, 2017 as a result of $59,389 in proceeds from the acquisition of VS and Apex.

Financing Activities

Net cash provided by financing activities was $853,440 for the six months ended June 30, 2018. We received proceeds from convertible notes payable of $1,314,000. These amounts were offset by repayments of notes payables of $172,060, repayments of convertible notes payable of $262,500, and payments to a related party of $26,000. Net cash flows provided by financing activities was $267,465 for the six months ended June 30, 2017. We received proceeds from convertible notes payable of $210,000, proceeds from notes payable of $59,000, and proceeds for a line of credit of $30,000. These amounts were offset by repayments of notes payables of $29,139 and repayments on the line of credit of $2,396.

On July 27, 2018, the Company entered into a settlement with JP Morgan Chase Bank, N.A. (“Chase”) regarding payment of the outstanding balance under that certain Promissory Note and U.S. Small Business Administration Note dated April 15, 2015 (the “Notes”) in the aggregate principal amount of approximately $1,900,000 including interest (the “Loan Amount”) between Video Surveillance LLC, Apex CCTV, and Chase. According to the terms of the settlement, the Company and Chase have agreed to a full and final settlement of the Loan Amount and the related transactions thereunder in exchange for payment by the Company in the amount of $475,000 on August 3, 2018 (the “Initial Payment”) and three additional payments of $475,000 each month thereafter (the “Additional Payment”). As of the date hereof, the Company has timely made the Initial Payment to Chase and intends to deliver each Additional Payment in full satisfaction of the Loan Amount. In the event the Company fails to timely deliver an Additional Payment, Chase may call an event of default under the terms of the Notes and accelerate the Loan Amount, amongst other remedies available to Chase.

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

The following table summarizes our contractual obligations as of June 30, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Leases	$102,339	102,339	-	-	-
Total Contractual Obligations:	$102,339	102,339	-	-	-

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

Recently Adopted Accounting Standards

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined that our contracts for which customers purchase both surveillance products and installation services from us may result in a change to our reported revenues as a result of the adoption. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 will be recognized when our performance obligations are satisfied for both product sales and installation services. This differs from previous guidance in which we recognized the sale of the products and installation services at the same time. We adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. The adoption of this guidance did not have a material impact on our consolidated financial statements due to the short term nature of our contracts.

In January 2017, the FASB issued Accounting Standards Update 2017-01, to clarify the definition of a business. Under this updated standard, an entity will be able to more consistently account for transactions when determining if such transactions represent acquisitions or disposals of assets or of a business. This guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on our consolidated financial statements, except as described below.

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.

In June 2018, the FASB issued Accounting Standards Update 2018-07, to reduce cost and complexity and to improve financial reporting for share-based payment transactions for acquiring goods or services from nonemployees. Under this update standard, an entity should apply the requirements to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Furthermore, this update standard applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2018 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

On April 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $105,263 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion.

On April 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $55,368 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On April 18, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On April 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $18,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On May 2, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $129,000 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On May 16, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On May 30, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On June 13, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $122,273 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On June 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $279,102 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On June 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

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

DIRECTVIEW HOLDINGS, INC.

Date: August 16, 2018	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

Date: August 16, 2018	By:	/s/ Michele Ralston
Michele Ralston
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer

