Form 10-Q
period 2018-09-30
DIRECTVIEW HOLDINGS INC
filed 2018-11-19
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2018

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

As of November 16, 2018, there were 414,352,963 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$180,165	$68,437
Accounts Receivable, net	734,489	615,639
Capitalized Job Costs	53,856	141,267
Inventory	87,756	73,499
Other Current Assets	87,023	59,938

Total Current Assets	1,143,289	958,780

PROPERTY AND EQUIPMENT, net	14,693	64,250

Goodwill	794,830	794,830
Intangible Assets, net	527,757	682,682
Other Assets	1,635	6,670

Total Assets	$2,482,204	$2,507,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $1,898,975 and $230,721	$3,409,140	$2,952,250
Short Term Advances	146,015	146,015
Note Payable	1,088,611	1,971,208
Accounts Payable	609,118	361,619
Credit Card Payable	297,072	152,481
Accrued Expenses	4,093,449	3,607,100
Line of Credit	-	260,658
Stock Payable	25,000	25,000
Deferred Revenue	369,769	479,426
Due to Related Parties	1,814	1,814
Note Payable - related party, current	52,000	52,000
Derivative Liability	16,366,644	3,953,369
Total Current Liabilities	26,499,942	13,962,940

Note Payable-related party, net of current portion	740,000	778,000

Total Liabilities	27,239,942	14,740,940

Commitments and Contingencies (see Note 17)

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of September 30, 2018 and December 31, 2017)	-	-
Common Stock ($0.0001 Par Value; 1,000,000,000 Shares Authorized; 317,291,882 and 13,873,971 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	31,729	1,387
Additional Paid-in Capital	19,958,747	17,158,926
Accumulated Deficit	(44,739,670)	(29,396,982)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(24,749,194)	(12,236,669)

Non-Controlling Interest in Subsidiary	(8,544)	2,941

Total Stockholders’ Deficit	(24,757,738)	(12,233,728)

Total Liabilities and Stockholders’ Deficit	$2,482,204	$2,507,212

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

NET SALES:
Sales of Product	$840,456	$1,192,548	$2,721,546	$2,276,930
Services	166,960	177,337	597,648	452,363
Total Net Sales	1,007,416	1,369,885	3,319,194	2,729,293

COST OF SALES:
Cost of Product	375,550	678,208	1,296,954	1,178,052
Cost of Services	287,546	165,396	674,636	290,811
Total Cost of Sales	663,096	843,604	1,971,590	1,468,863

GROSS PROFIT	344,320	526,281	1,347,604	1,260,430

OPERATING EXPENSES:
Marketing and Public Relations	236,991	45,199	1,016,261	48,673
Rent	34,113	34,114	102,339	57,501
Depreciation	931	50,625	60,295	92,811
Amortization	51,642	81,156	154,925	146,980
Bad Debt Expense	-	152	-	152
Research and Development	-	3,100	-	8,800
Compensation and Related Taxes	259,426	250,988	909,333	572,339
Other Selling, General and Administrative	288,016	247,508	865,394	570,630

Total Operating Expenses	871,119	712,842	3,108,547	1,497,886

LOSS FROM OPERATIONS	(526,799)	(186,561)	(1,760,943)	(237,456)

Loss on Change in Fair Value of Derivative Liabilities	(10,460,458)	(3,810,593)	(9,370,276)	(3,838,201)
Initial Derivative Expense	(1,760,885)	(69,432)	(2,468,667)	(306,517)
Gain on Extinguishment of Derivative Liability	-	-	41,809	-
Amortization of Debt Discount	(499,438)	(89,832)	(1,062,934)	(321,563)
Amortization of Deferred Financing Costs	(12,833)	-	(19,785)	-
Other Income	-	-	3,215	129,216
Interest Expense	(246,289)	(173,312)	(716,592)	(341,819)

Total Other Expense	(12,979,903)	(4,143,169)	(13,593,230)	(4,674,378)

NET LOSS	(13,506,702)	(4,329,730)	(15,354,173)	(4,911,834)

Net (Income) Loss Attributable to Non-Controlling Interest	(10,888)	27,921	11,485	(3,603)

Net Loss Attributable to DirectView Holdings, Inc.	$(13,517,590)	$(4,301,809)	$(15,342,688)	$(4,915,437)

NET LOSS PER COMMON SHARE
Basic	$(0.06)	$(0.61)	$(0.11)	$(1.01)
Diluted	$(0.06)	$(0.61)	$(0.11)	$(1.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	236,390,299	6,998,972	145,840,798	4,846,118
Diluted	236,390,299	6,998,972	145,840,798	4,846,118

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,354,173)	$(4,911,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,220	239,791
Stock compensation expense	72,000	25,000
Loss on change in fair value of derivative liabilities	9,370,276	3,838,201
(Gain) on extinguishment of derivative liabilities	(41,809)	-
Initial derivative liability expense	2,468,667	306,517
Amortization of debt discount	1,062,934	321,563
Amortization of deferred financing costs	19,785	4,833
Bad debt expenses	-	152
Amortization of original issue discount	59,661	31,238
(Increase) Decrease in:
Accounts receivable	(118,850)	(346,322)
Other current assets	46,069	(74,081)
Other assets	5,035	2,097
Increase (Decrease) in:
Accounts payable	247,499	42,036
Accrued expenses	1,121,115	249,634
Deferred revenue	(109,657)	76,008

Net Cash Used in Operating Activities	(936,228)	(195,167)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(10,738)	-
Acquisition of company	-	59,389

Net Cash (Used in) Provided by Investing Activities	(10,738)	59,389

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(882,597)	(85,369)
Proceeds from convertible notes payable	2,514,000	275,000
Repayments of convertible notes payable	(359,243)	-
Proceeds from common stock issuance	85,192	-
Proceeds from notes payable	-	59,000
Proceeds from line of credit	-	34,248
Repayments to line of credit	(260,658)	(2,396)
Payments to related parties	(38,000)	-

Net Cash Provided by Financing Activities	1,058,694	280,483

Net Increase in Cash	111,728	144,705

Cash - Beginning of Period	68,437	58,449

Cash - End of Period	$180,165	$203,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$71,146	$42,656
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock (in connection with conversion of convertible promissory notes and accrued interest)	$791,936	$202,229
Initial recognition of derivative liability as debt discount	$2,468,667	$306,517
Reclassification of derivative liability to additional paid in capital (in connection with the conversion of convertible promissory notes and accrued interest)	$1,881,036	$319,995

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, three wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 12% which is owned by the Company’s CEO) as of September 30, 2018. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2018, the results of operations for the three and nine months ending September 30, 2018, and the cash flows for the nine months ending September 30, 2018 have been included. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2018 and December 31, 2017, the Company reflected a non-controlling interest of ($8,544) and $2,941 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying September 30, 2018 unaudited consolidated balance sheet and December 31, 2017 consolidated balance sheet, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2018 and December 31, 2017 the Company had no bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2018 and December 31, 2017. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. As of September 30, 2018 and December 31, 2017 there were not any cash equivalents.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2018 and December 31, 2017, management determined that an allowance was necessary which amounted to approximately $160,000 for both dates. During the nine months ended September 30, 2018 and 2017 the Company recognized $0 for both dates of write-offs related to uncollectible accounts receivable.

Capitalized Job Costs

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned per ASC 606 “Revenue Recognition.” As of September 30, 2018 and December 31, 2017, the Company had $53,856 and $141,267, respectively included on their balance sheets under Capitalized Job Costs.

Advertising

Advertising is expensed as incurred. Advertising expense for the nine months ended September 30, 2018 and 2017 was $1,016,261 and $48,673, respectively.

Shipping costs

Shipping costs are included in cost of sales for VS and Apex and shipping costs are included in other selling, general and administrative expenses for DVVS and were deemed to be not material for the nine months ended September 30, 2018 and 2017, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers’ needs the Company purchased inventory items and had $87,756 and $73,499 in inventory as of September 30, 2018 and December 31, 2017, respectively.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2018 and 2017.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation of $72,000 and $25,000 for employees during the nine months ended September 30, 2018 and 2017, respectively.

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

The following table illustrates our revenue by type related to the nine months ended September 30, 2018:

	Texas	New York	Total
Sale of Products	$2,640,089	$81,457	$2,721,546
Service	500,973	96,675	597,648
Total Revenue from Customers	$3,141,062	$178,132	$3,319,194

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2018	December 31, 2017
Capitalized Job Costs	$53,856	$141,267
Deferred Revenue	$369,769	$479,426

Contract receivables are recognized when the receipt of consideration is unconditional. The decrease in contract assets was primarily due to timing of billings and revenue recognized on performance of services rendered.

The increase in contract liabilities was primarily due to revenue deferred on jobs where services are being rendered.

During the nine months ended September 30, 2018, the Company recognized revenue of $442,436 relating to amounts that were included as a contract liability at December 31, 2017.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations

The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at September 30, 2018 are equal to the deferred revenue disclosed above. The Company expects to recognize the full balance of the deferred revenue at September 30, 2018 within the next year.

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

During the nine months ended September 30, 2018 and 2017, one customer accounted for 27% and 43%, respectively of revenues.

As of September 30, 2018, two customers accounted for 70% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1	45%
Customer 2	25%
Total	70%

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At September 30, 2018 the Company had 2,327,551,357 share equivalents issuable pursuant to embedded conversion features. At December 31, 2017 the Company had 442,601,456 share equivalents issuable pursuant to embedded conversion features.

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

In February 2016, the FASB issued Accounting Standards Update (ASU), Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit)—the new ASU will require both types of leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit). During July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, to provide clarity and amend a number of requirements, including comparative reporting requirements for initial adoption, as originally issued by Topic 842 and follows the same effective date as Topic 842. The ASU on leases will take effect for all public companies for fiscal years beginning after December 15, 2018.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2018, the Company had an accumulated deficit of approximately $44.7 million, a stockholders’ deficit of approximately $24.7 million and a working capital deficiency of approximately $25.4 million. The net cash used in operating activities for the nine months ended September 30, 2018 totaled $936,228. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

	Estimated life	September 30, 2018	December 31, 2017
Computer Equipment	1 year	$23,438	$13,333
Office Equipment	1 year	5,866	5,767
Telephone System	1 year	11,576	11,042
ERP Software	1 year	150,000	150,000
Vehicles	1 year	22,667	22,667
Furniture & Fixtures	2-3 years	2,000	2,000
Less: Accumulated depreciation		(200,854)	(140,559)
		$14,693	$64,250

For the nine months ended September 30, 2018 and 2017, depreciation expense amounted to $60,295 and $92,811, respectively.

NOTE 4 – INTANGIBLE ASSETS

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) goodwill and other intangible assets were acquired. An independent valuation of the intangible assets was completed as of December 31, 2017. The intangible assets other than goodwill are being amortized on a straight line basis over their useful lives.

Intangible assets consist of the following:

	September 30, 2018	December 31, 2017	Useful Lives
Intangible assets:
Goodwill	$794,830	$794,830
Customer Relationships	95,000	95,000	10 years
Brand	204,000	204,000	10 years
Technology	530,000	530,000	3 years
Total	1,623,830	1,623,830
Less: Accumulated amortization	(301,243)	(146,318)
	$1,322,587	$1,477,512

Amortization expense related to the intangible assets for the nine months ended September 30, 2018 and 2017 was $154,925 and $146,980, respectively.

NOTE 5 – LINE OF CREDIT

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a $350,000 revolving line of credit (“Line of Credit”) that VS and Apex are jointly and severally liable for that expired on April 7, 2018. The Line of Credit was guaranteed by VS, Apex and the Acquisition Companies’ previous managing member and collateralized by all of the assets of VS and Apex. The line of credit had an interest rate of prime plus 1 and was 6.49% at the time the outstanding balance of $260,658 was repaid in full during September 2018.

NOTE 6 – NOTE PAYABLE - RELATED PARTY

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing Note Payable – related party in the amount of $830,000. The Note Payable principal amount will be reduced by the calculated cash payout of $2,000 related to the terms in the Purchase Agreement and payments owed in accordance with the Employment Agreement with the Seller in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on Effective Date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled and no further force or effect, and the Purchaser shall have no further obligations on the Note. As of September 30, 2018 and December 31, 2017, $38,000 and $0, respectively has been paid related to the Employment Agreement. No payments have been remitted pursuant to the Cash Payout as of September 30, 2018.

NOTE 7 – NOTES PAYABLE

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. At September 30, 2018 and December 31, 2017 the notes amounted to $116,792 and $116,792 respectively.

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

As of April 20, 2017, in connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a note payable with a balance of $1,923,896 that VS and Apex were jointly and severally liable for with a maturity date of April 2025 and an interest rate of 4.35%. The note payable was guaranteed by the Acquisition Companies’ previous managing member and his spouse and collateralized by all of the assets of the Acquisition Companies. Per the Purchase Agreement the note was to be paid within 180 days of the Effective Date, the Company has not complied with the payment terms. Additionally, the note has certain debt covenants that the Company is out of compliance with. On July 27, 2018, the Company entered into a settlement with JP Morgan Chase Bank, N.A. (“Chase”) regarding payment of the outstanding balance under this note payable, known as the Promissory Note and U.S. Small Business Administration Note dated April 15, 2015 (the “Notes”) in the aggregate principal amount of approximately $1,900,000 including interest (the “Loan Amount”) between Video Surveillance LLC, Apex CCTV, and Chase. According to the terms of the settlement, the Company and Chase agreed to a full and final settlement of the Loan Amount and the related transactions thereunder in exchange for payment by the Company in the amount of $475,000 on August 3, 2018 (the “Initial Payment”) and three additional payments of $475,000 each month thereafter (the “Additional Payment”). As of the date hereof, the Company has timely made the Initial and two Additional Payments to Chase and intends to deliver the final Additional Payment in full satisfaction of the Loan Amount by November 30, 2018. In the event the Company fails to timely deliver an Additional Payment, Chase may call an event of default under the terms of the Notes and accelerate the Loan Amount, amongst other remedies available to Chase. At September 30, 2018 and December 31, 2017 the total balance owed on the note payable was $950,000 and $1,787,749, respectively.

At September 30, 2018 and December 31, 2017, notes payable amounted to $1,088,611 and $1,971,208, respectively.

Accrued interest on the notes payable amounted to approximately $59,000 and $92,000 as of September 30, 2018 and December 31, 2017, respectively and is included in accrued expenses.

NOTE 8 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 9 – ACCRUED EXPENSES

As of September 30, 2018 and December 31, 2017, the Company had accrued expenses of $4,093,449 and $3,607,100, respectively. The following table displays the accrued expenses by category.

	September 30, 2018	December 31, 2017
Operating Expenses	$159,279	$17,260
Employee Commissions	-	18,633
Interest	1,891,681	1,611,924
Salaries	1,973,579	1,770,027
Sales Tax Payable	53,610	54,532
Payroll Liabilities	15,300	134,724
	$4,093,449	$3,607,100

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:	September 30, 2018	December 31, 2017
Secured convertible promissory notes	$5,308,115	$3,182,972

Debt discount liability	(1,708,498)	(216,069)

Debt discount original issue discount	(146,338)	(12,229)

Debt discount deferred financing	(44,139)	(2,424)
Secured convertible promissory notes– net	$3,409,140	$2,952,250

On January 5, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $8,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $13,098, OID of $447, debt discount of $8,053 and derivative expense of $5,045. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $8,947 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $6,822.

On January 19, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395, debt discount of $7,105 and derivative expense of $4,452. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $7,895 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $5,707.

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

On January 30, 2018, the Company issued a convertible promissory note with a principal balance of $58,000 with a one year maturity date. This note holder has the right to convert the principal balance of the debenture beginning on the date which is one hundred eighty (180) days following the date of this note and ending on the later of the maturity date and the date of the default amount. The convertible promissory note has terms to convert at a 37% discount of the lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing associated with this note. The deferred financing is being amortized on a straight line basis over the term of the note. During August 2018, this promissory note was paid in full.

On February 9, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,434, OID of $789, debt discount of $8,434 and derivative expense of $15,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $15,789 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $12,331.

On February 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $12,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $18,747, OID of $632, debt discount of $6,747 and derivative expense of $12,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $12,632 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $9,865.

On February 26, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $39,056, OID of $1,316, debt discount of $14,056 and derivative expense of $25,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $26,316 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $19,911.

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

On March 9, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $46,868, OID of $1,579, debt discount of $16,868 and derivative expense of $30,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $31,579 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $23,124.

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

On March 21, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $74,001, OID of $2,632, debt discount of $24,000 and derivative expense of $50,001. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $52,632 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $43,701.

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

On April 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $55,368 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $64,472, OID of $2,368, debt discount of $50,632 and derivative expense of $13,841. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $55,368 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $36,702.

On April 18, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $131,876, OID of $5,250, debt discount of $108,000 and derivative expense of $23,876. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $113,250 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $68,042.

On April 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $18,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,695, OID of $947, debt discount of $17,053 and derivative expense of $6,642. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $18,947 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $8,447.

On May 2, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $129,000 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $150,229, OID of $6,000, debt discount of $123,000 and derivative expense of $27,229. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $129,000 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $70,333.

On May 16, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $131,904, OID of $5,250, debt discount of $108,000 and derivative expense of $23,904. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $113,250 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $55,125.

On May 30, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $138,006, OID of $5,500, debt discount of $113,000 and derivative expense of $25,006. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $118,500 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $51,000.

On June 13, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $122,273 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $142,418, OID of $5,750, debt discount of $116,523 and derivative expense of $25,894. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $122,273 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $46,620.

On June 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $279,102 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $325,078, OID of $13,125, debt discount of $265,477 and derivative expense of $59,601. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $279,102 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $106,720.

On June 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $138,022, OID of $5,500, debt discount of $113,000 and derivative expense of $25,022. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $118,500 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $37,500.

On July 12, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $81,750 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $95,159, OID of $3,750, debt discount of $78,000 and derivative expense of $17,159. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $81,750 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $20,542.

On July 26, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $57,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $66,932, OID of $4,500, debt discount of $53,000 and derivative expense of $13,932. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $57,500 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $10,444.

On July 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,775, OID of $2,362, debt discount of $47,368 and derivative expense of $18,406. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $52,632 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $10,965.

On August 3, 2018, the Company issued a 10% OID convertible promissory note with a principal balance of $527,778 with a two year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $1,311,420, OID of $52,778, debt discount of $422,222 and derivative expense of $889,198. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $505,556 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $70,139.

On September 5, 2018, the Company issued a 10% OID convertible promissory note with a principal balance of $527,778 with a two year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $1,015,365, OID of $52,778, debt discount of $412,222 and derivative expense of $603,143. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $527,778 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $72,569.

On September 6, 2018, the Company issued a convertible promissory note for future services with a principal balance of $100,000 with a one year maturity date. This convertible debenture converts at 85% of the lowest trading price during the 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a debt discount of $100,000. The balance of the convertible promissory note was $0 at September 30, 2018.

On September 10, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $136,842 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $322,204, OID of $6,842, debt discount of $103,158 and derivative expense of $219,046. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $136,842 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $17,675.

During the nine months ended September 30, 2018 and the year ended December 31, 2017 amortization of debt discount amounted to $1,062,934 and $403,245, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2016 to September 30, 2018:

Conversion feature
derivative liability
Balance at December 31, 2016	$4,956,637
Initial fair value of derivative liability recorded as debt discount	336,094
Initial fair value of derivative liability charged to other expense	537,541
Reclass of derivative liability to additional paid in capital due to conversions	(390,996)
Gain on change in fair value included in earnings	(1,485,907)
Balance at December 31, 2017	$3,953,369
Initial fair value of derivative liability recorded as debt discount	2,455,368
Initial fair value of derivative liability charged to other expense	2,468,667
Reclass of derivative liability to additional paid in capital due to conversions	(1,881,036)
Loss on change in fair value included in earnings	9,370,276
Balance at September 30, 2018	$16,366,644

Total derivative liability at September 30, 2018 and December 31, 2017 amounted to $16,366,644 and $3,953,369, respectively. The change in fair value included in earnings of $9,370,276 is due to substantially decreased conversion prices due to the effect of “Ratchet” provisions incorporated in convertible notes payable (see Note 10) coupled with an increase in the risk-free interest rate.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the Black-Scholes option pricing model:

From January 1, 2018 to September 30, 2018

Expected volatility	194% - 293%
Expected term	3 – 24 months
Risk-free interest rate	1.28%-2.25%
Expected dividend yield	0%

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

During the nine months ended September 30, 2018, the Company issued 268,717,965 shares of common stock at contractual rates ranging from $.00176 to $.005915 for the conversion of $693,102 in principal and $112,896 in accrued interest of convertible notes payable (See Note 10).

Effective July 31, 2018, the Company’s Registration Statement on Form S-1 (“S-1”) was approved by the U.S. Securities and Exchange Commission, providing the Company the ability to sell up to 60,000,000 shares of its common stock to GHS Investments LLC. During the nine months ended September 30, 2018, the Company issued 26,700,000 shares of common stock at rates ranging from $.00296 to $.00376 for the sale of shares under the provisions of the S-1, generating $85,192 in proceeds to the Company.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The Chief Executive Officer of the Company advanced funds for operating expenses in 2016. As of September 30, 2018 and December 31, 2017 the Company has a balance of $1,814 in Due to Related Parties included on the balance sheet. These advances are short-term in nature and non-interest bearing.

Note Payable – related party

The following related party transactions have been presented on the balance sheet in Note Payable – related party. In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing note payable in the amount of $830,000 due to the former CEO of the Acquisition Companies. During the nine months ended September 30, 2018, the Company paid $38,000 related to this note payable. At September 30, 2018 and December 31, 2017 the balance of the note payable – related party amounted to $792,000 and $830,000, respectively.

NOTE 14 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the nine months ended September 30, 2018 and 2017 totaled $0 and $27,721, respectively.

NOTE 15 - ACCRUED PAYROLL TAXES

At September 30, 2018 the Company recorded a liability related to current and certain unpaid payroll taxes of approximately $15,300, of which approximately $300 relates to current payroll taxes and $15,000 relates to certain unpaid payroll taxes and includes interest and penalties. Although the Company has not received any notices from the IRS related to the unpaid payroll taxes, the Company confirmed the outstanding balances with the IRS. At December 31, 2017 the Company had $135,000 recorded as a liability related to this matter. Such amounts are included in accrued expenses in the accompanying unaudited consolidated financial statements.

NOTE 16 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying unaudited consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment, specifically, security systems and related services. For the nine months ended September 30, 2018 and 2017 all material assets and revenues of the Company were in the United States.

NOTE 17 – COMMITMENTS

Leases:

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a lease for office space with a four year term beginning on April 1, 2015 and ending on March 31, 2019. The Company has the option to renew the lease for an additional six years after the expiration date. The monthly rent expense is $11,371.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Leases	$68,226	68,226	-	-	-
Total Contractual Obligations:	$68,226	68,226	-	-	-

Rent expense for the nine months ended September 30, 2018 and 2017 was $102,339 and $57,501, respectively.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued 5% OID convertible promissory notes with principal balances totaling approximately $1,095,000 with maturity dates of one year. These convertible debentures convert at 40% of the lowest trading price during the 30 days prior to conversions. Due to certain ratchet provisions contained in the convertible promissory notes the Company will account for these conversion features as derivative liabilities.

Subsequent to September 30, 2018, the Company issued 72,466,081 shares of common stock upon conversion of $106,900 of convertible promissory notes and $78,627 of accrued interest. These notes were converted at contractual rates ranging from $.00209 to $.00288.

Subsequent to September 30, 2018, the Company issued 23,500,000 shares of common stock at rates ranging from $.00592 to $.0088 for the sale of shares under the effective S-1.

Subsequent to September 30, 2018, the Company successfully restructured all outstanding debt with an existing lending partner (“Agreement’). The Agreement satisfies approximately $1,456,000 of convertible notes payable and accrued interest for $1,200,000 of cash over three equal installments of $400,000. As part of the Agreement, the lending partner also agreed to an immediate lock up on all of its convertible notes and no further conversions. As of the filing date of this quarterly report, the first installment of $400,000 has been paid in accordance with the terms of the Agreement.

Subsequent to September 30, 2018, the Company made the third Additional Payment in the amount of $475,000 to Chase in accordance with the full and final settlement as more fully described in Note 7.

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

The medical use of cannabis is legal (with a doctor’s recommendation) in 32 states, the District of Columbia, and the territories of Guam and Puerto Rico. The recreational use of cannabis is legal in 10 states (Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, and Washington) plus the District of Columbia, and decriminalized in another 13 states plus the U.S. Virgin Islands. Many large security service providers have publicly avoided servicing businesses engaged in the sale or growing of marijuana which we believe lowers the competitive landscape.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Net Sales

Overall, our net sales for the three months ended September 30, 2018 declined approximately 26% while our net sales for the nine months ended September 30, 2018 increased approximately 22% from the comparable periods in 2017. The following tables provide comparative data regarding the sources of our net sales in each of these periods and the change from 2017 to 2018:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	$	% of Total	$	% of Total	Variance
Sale of product	840,456	83%	1,192,548	87%	(30)%
Service	166,960	17%	177,337	13%	(6)%
Total	1,007,416	100%	1,369,885	100%	(26)%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	$	% of Total	$	% of Total	Variance
Sale of product	2,721,546	82%	2,276,930	83%	20%
Service	597,648	18%	452,363	17%	32%
Total	3,319,194	100%	2,729,293	100%	22%

Sales of product for the three months ended September 30, 2018 decreased approximately 30% as compared to the three months ended September 30, 2017. The decrease is attributed to softer product sales across all segments. Service revenue decreased by approximately 6% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease is attributed to the timing of when product installations are completed.

Sales of product for the nine months ended September 30, 2018 increased approximately 20% as compared to the nine months ended September 30, 2017. The increase is attributed to the acquisition of VS and Apex as of April 20, 2017. Service revenue increased by approximately 32% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was also attributed to the acquisition of VS and Apex.

Net sales increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the acquisition of VS and Apex. In an effort to continue to increase our sales in future periods, we believe we need to monitor and grow the business related to the acquisition of VS and Apex along with hiring additional sales staff to initiate telemarketing campaigns and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales decreased approximately 21% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and increased approximately 34% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The following tables provide comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2017 to 2018:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	$	% of Total	$	% of Total	Variance
Cost of product	375,550	57%	678,208	80%	(45)%
Cost of service	287,546	43%	165,396	20%	74%
Total	663,096	100%	843,604	100%	(21)%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	$	% of Total	$	% of Total	Variance
Cost of product	1,296,954	66%	1,178,052	80%	10%
Cost of service	674,636	34%	290,811	20%	132%
Total	1,971,590	100%	1,468,863	100%	34%

During the three months ended September 30, 2018, our cost of product decreased approximately 45% as compared to the three months ended September 30, 2017 which is directly related to the decline in product sales for the same period. Our cost of services for the three months ended September 30, 2018 increased 74% as compared to the three months ended September 30, 2017 due to service requirements to ensure the related product installations are completed on time and the acquisition of VS and Apex.

During the nine months ended September 30, 2018, our cost of product increased approximately 10% as compared to the nine months ended September 30, 2017 which is directly related to the acquisition of VS and Apex. Our cost of services for the nine months ended September 30, 2018 increased 132% as compared to the nine months ended September 30, 2017 due to service requirements to ensure the related product installations are completed on time and the acquisition of VS and Apex.

Total operating expenses for the three months ended September 30, 2018 were $871,119, an increase of $158,277, or approximately 22%, from total operating expenses for the comparable three months ended September 30, 2017 of $712,842. This increase is primarily attributable to significant investments in marketing and public relations, coupled with higher other selling, general and administrative expenses, partially offset by lower depreciation and amortization. The increases are the result of planned investments and the continued integration of the VS and Apex acquisition. Total operating expenses for the nine months ended September 30, 2018 were $3,108,547, an increase of $1,610,661, or approximately 108%, from total operating expenses for the comparable nine months ended September 30, 2017 of $1,497,886. This increase is primarily attributable to the acquisition of VS and Apex coupled with increases in compensation and related taxes, rent, marketing and public relations, and other selling, general and administrative expenses.

Loss from Operations

We reported loss from operations of $526,799 for the three months ended September 30, 2018, as compared to loss from operations of $186,561 for the three months ended September 30, 2017, representing an increase in loss from operations of $340,238 or 182%. For the nine months ended September 30, 2018, we reported loss from operations of $1,760,943 as compared to a loss from operations of $237,456 for the nine months ended September 30, 2017, representing an increase in loss from operations of $1,523,487 or 642%.

Other Income (Expense)

Total other expense was $12,979,903 for the three months ended September 30, 2018 as compared to total other expense of $4,143,169 for the three months ended September 30, 2017. The increase in other expense was primarily attributable to the loss on change in fair value of derivative liabilities, coupled with increases in initial derivative expense, amortization of debt discount, and interest expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Total other expense was $13,593,230 for the nine months ended September 30, 2018 as compared to total other expense of $4,674,378 for the nine months ended September 30, 2017. The increase in other expense was primarily attributable to the loss on change in fair value of derivative liabilities, coupled with increases in initial derivative expense, amortization of debt discount, and interest expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Net Loss

We reported a net loss of $13,506,702 and $15,354,173 for the three and nine months ended September 30, 2018, respectively, as compared to a net loss of $4,329,730 and $4,911,834 for the three and nine months ended September 30, 2017, respectively. Net income from non-controlling interest for the three months ended September 30, 2018 was $10,888 as compared to net loss of $27,921 for the three months ended September 30, 2017. Net loss from non-controlling interest for the nine months ended September 30, 2018 was $11,485 as compared to net income of $3,603 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2018, we had a cash balance of $180,165 and a working capital deficit of $25,356,652.

We reported a net increase in cash for the nine months ended September 30, 2018 of $111,728. While we currently have no material commitments for capital expenditures, at September 30, 2018 we owed approximately $1.9 million under various notes payable. During the nine months ended September 30, 2018, we raised $2.5 million of proceeds through the issuance of convertible notes payable.

Accrued expenses were $4,093,449 at September 30, 2018 and consist of the following:

● Accrued salaries for certain employees amounting to $1,973,579

● Sales tax payable of $53,610

● Accrued interest of $1,891,681

● Accrued payroll liabilities and taxes of $15,300

● Other accrued expenses of $159,279

On January 5, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $8,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $13,098, OID of $447, debt discount of $8,053 and derivative expense of $5,045. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $8,947 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $6,822.

On January 19, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395, debt discount of $7,105 and derivative expense of $4,452. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $7,895 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $5,707.

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

On January 30, 2018, the Company issued a convertible promissory note with a principal balance of $58,000 with a one year maturity date. This note holder has the right to convert the principal balance of the debenture beginning on the date which is one hundred eighty (180) days following the date of this note and ending on the later of the maturity date and the date of the default amount. The convertible promissory note has terms to convert at a 37% discount of the lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing associated with this note. The deferred financing is being amortized on a straight line basis over the term of the note. During August 2018, this promissory note was paid in full.

On February 9, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,434, OID of $789, debt discount of $8,434 and derivative expense of $15,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $15,789 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $12,331.

On February 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $12,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $18,747, OID of $632, debt discount of $6,747 and derivative expense of $12,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $12,632 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $9,865.

On February 26, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $39,056, OID of $1,316, debt discount of $14,056 and derivative expense of $25,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $26,316 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $19,911.

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

On March 9, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $46,868, OID of $1,579, debt discount of $16,868 and derivative expense of $30,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $31,579 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $23,124.

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

On March 21, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $74,001, OID of $2,632, debt discount of $24,000 and derivative expense of $50,001. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $52,632 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $43,701.

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

On April 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $55,368 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $64,472, OID of $2,368, debt discount of $50,632 and derivative expense of $13,841. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $55,368 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $36,702.

On April 18, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $131,876, OID of $5,250, debt discount of $108,000 and derivative expense of $23,876. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $113,250 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $68,042.

On April 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $18,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,695, OID of $947, debt discount of $17,053 and derivative expense of $6,642. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $18,947 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018 was $8,447.

On May 2, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $129,000 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $150,229, OID of $6,000, debt discount of $123,000 and derivative expense of $27,229. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $129,000 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $70,333.

On May 16, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $131,904, OID of $5,250, debt discount of $108,000 and derivative expense of $23,904. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $113,250 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $55,125.

On May 30, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $138,006, OID of $5,500, debt discount of $113,000 and derivative expense of $25,006. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $118,500 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $51,000.

On June 13, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $122,273 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $142,418, OID of $5,750, debt discount of $116,523 and derivative expense of $25,894. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $122,273 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $46,620.

On June 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $279,102 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $325,078, OID of $13,125, debt discount of $265,477 and derivative expense of $59,601. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $279,102 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $106,720.

On June 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $138,022, OID of $5,500, debt discount of $113,000 and derivative expense of $25,022. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $118,500 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $37,500.

On July 12, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $81,750 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $95,159, OID of $3,750, debt discount of $78,000 and derivative expense of $17,159. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $81,750 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $20,542.

On July 26, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $57,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $66,932, OID of $4,500, debt discount of $53,000 and derivative expense of $13,932. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $57,500 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $10,444.

On July 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,775, OID of $2,362, debt discount of $47,368 and derivative expense of $18,406. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $52,632 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $10,965.

On August 3, 2018, the Company issued a 10% OID convertible promissory note with a principal balance of $527,778 with a two year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $1,311,420, OID of $52,778, debt discount of $422,222 and derivative expense of $889,198. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $505,556 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $70,139.

On September 5, 2018, the Company issued a 10% OID convertible promissory note with a principal balance of $527,778 with a two year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $1,015,365, OID of $52,778, debt discount of $412,222 and derivative expense of $603,143. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $527,778 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $72,569.

On September 6, 2018, the Company issued a convertible promissory note for future services with a principal balance of $100,000 with a one year maturity date. This convertible debenture converts at 85% of the lowest trading price during the 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a debt discount of $100,000. The balance of the convertible promissory note was $0 at September 30, 2018.

On September 10, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $136,842 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $322,204, OID of $6,842, debt discount of $103,158 and derivative expense of $219,046. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $136,842 at September 30, 2018. The balance of the convertible promissory note net of OID and debt discount at September 30, 2018, was $17,675.

We reported a net loss of $15,354,173 during the nine months ended September 30, 2018. At September 30, 2018 we had a working capital deficit of $25,356,652. We do not anticipate we will be profitable in 2018. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2017 is a discussion regarding Going Concern.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 amounted to $936,228 and was primarily attributable to our net loss of $15,354,173, partially offset by non-cash items totaling $13,226,733. Working capital changes consisted of increases in accounts payable of $247,499, and accrued expenses of $1,121,115, partially offset by decreases in accounts receivable of $118,850, other current assets of $46,069, other assets of $5,035, and deferred revenue of $109,657. Net cash used in operating activities for the nine months ended September 30, 2017 amounted to $195,167 and was primarily attributable to our net loss of $4,911,834, partially offset by non-cash items totaling $4,767,295. Working capital changes consisted of increases in other current assets of $74,081, accounts payable of $42,036, accrued expenses of $249,634, and deferred revenue of $76,008, partially offset by decreases in accounts receivable of $346,322 and other assets $2,097.

Investing Activities

Net cash used in investing activities was $10,738 for the nine months ended September 30, 2018 and consisted of purchases of property and equipment. Net cash flows provided by investing activities was $59,389 for the nine months ended September 30, 2017 as a result of $59,389 in proceeds from the acquisition of VS and Apex.

Financing Activities

Net cash provided by financing activities was $1,058,694 for the nine months ended September 30, 2018. We received proceeds from convertible notes payable of $2,514,000 and issuance of common stock under an S-1 of $85,192. These amounts were partially offset by repayments of notes payables of $882,597, repayments of convertible notes payable of $359,243, repayments of our line of credit of $260,658, and payments to a related party of $38,000. Net cash flows provided by financing activities was $280,483 for the nine months ended September 30, 2017. We received proceeds from convertible notes payable of $275,000, proceeds from notes payable of $59,000, and proceeds from a line of credit of $34,248. These amounts were partially offset by repayments of notes payables of $85,369 and repayments on the line of credit of $2,396.

On June 14, 2018, the Company issued to a service provider that certain Secured Convertible Promissory Note A with a principal balance of $100,000 with a twelve month maturity date. This convertible debenture converts at 70% of the average of the three lowest closing prices during the 10 days prior to conversion.

Additionally, on June 14, 2018, the Company issued to a service provider that certain Secured Convertible Promissory Note B with a principal balance of $100,000 with a twelve month maturity date. This convertible debenture converts at 70% of the average of the three lowest closing prices during the 10 days prior to conversion.

On July 27, 2018, the Company entered into a settlement with JP Morgan Chase Bank, N.A. (“Chase”) regarding payment of the outstanding balance under that certain Promissory Note and U.S. Small Business Administration Note dated April 15, 2015 (the “Notes”) in the aggregate principal amount of approximately $1,900,000 including interest (the “Loan Amount”) between Video Surveillance LLC (“VS”), Apex CCTV (“Apex”), and Chase. According to the terms of the settlement, the Company and Chase have agreed to a full and final settlement of the Loan Amount and the related transactions thereunder in exchange for payment by the Company in the amount of $475,000 on August 3, 2018 (the “Initial Payment”) and three additional payments of $475,000 each month thereafter (the “Additional Payment”). As of the date hereof, the Company has timely made the Initial Payment and two Additional Payments to Chase and intends to deliver the final Additional Payment in full satisfaction of the Loan Amount by November 30, 2018. In the event the Company fails to timely deliver an Additional Payment, Chase may call an event of default under the terms of the Notes and accelerate the Loan Amount, amongst other remedies available to Chase.

Additionally, Chase has informed the Company that it is seeking repayment of certain credit cards in the name of the VS and APEX in the aggregate amount of approximately $155,000 (the “Credit Card Amount”). The Company and Chase are in discussions to negotiate the settlement and repayment of the Credit Card Amount.

Recent Developments

Restructure of Outstanding Debt

Subsequent to September 30, 2018, the Company successfully restructured all outstanding debt with an existing lending partner (“Agreement’). The Agreement satisfies approximately $1,456,000 of convertible notes payable and accrued interest for $1,200,000 of cash over three equal installments of $400,000. As part of the Agreement, the lending partner also agreed to an immediate lock up on all of its convertible notes and no further conversions. As of the filing date of this quarterly report, the first installment of $400,000 has been paid in accordance with the terms of the Agreement.

Resignation of Chief Financial Officer

Effective September 13, 2018, Ms. Michele Ralston informed the Board of Directors (the “Board”) of DirectView Holdings, Inc. (the “Company”) that she was resigning as the Company’s Chief Financial Officer, but will remain as a member of the Board. Ms. Ralston’s resignation as Chief Financial Officer was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Chief Operating and Financial Officer of the Company

Effective September 13, 2018, the Board appointed Mr. Chris Cutchens, an executive with 20 years of financial management, accounting information, and administration experience, as Chief Operating and Financial Officer of the Company.

Mr. Cutchens, age 41, has been the Chief Operating and Financial Officer of MidAmerica Administrative & Retirement Solutions (“MidAmerica”), a leading private equity owned, national provider and administrator of employee benefit programs since 2016.

Prior to MidAmerica, Mr. Cutchens held various leadership positions: one with Aspire Financial Services, a private equity backed national service provider of technology-enabled business process outsourcing retirement solutions for all tax codes; one with the largest publicly-traded distributor of air conditioning, heating, and refrigeration equipment in the United States; Watsco, Inc., (NYSE: WSO); and one with MarineMax, Inc., (NYSE: HZO), the largest publicly-traded recreational boat retailer in the United States. In addition to this, Mr. Cutchens has held a leadership position at KPMG, a global service provider to multi-billion-dollar companies.

Mr. Cutchens is a Certified Public Accountant in the state of Florida and holds a BS in Accounting and a MA in Accounting Information Systems from the University of South Florida.

During the last two years, there have been no transactions or proposed transactions by us in which Mr. Cutchens has had or is to have a direct or indirect material interest, and there are no family relationships between Mr. Cutchens and any of our executive officers or other directors.

Amendment to Articles of Incorporation

On October 4, 2018, the Company filed a Certificate of Amendment to Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada increasing the amount of total authorized shares of the Company’s Common Stock which the Company has the authority to issue from one billion (1,000,000,000) shares of Common Stock to four billion (4,000,000,000) shares of Common Stock.

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

The following table summarizes our contractual obligations as of September 30, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Leases	$68,226	68,226	-	-	-
Total Contractual Obligations:	$68,226	68,226	-	-	-

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

In February 2016, the FASB issued Accounting Standards Update, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit)—the new ASU will require both types of leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit). During July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, to provide clarity and amend a number of requirements, including comparative reporting requirements for initial adoption, as originally issued by Topic 842 and follows the same effective date as Topic 842. The ASU on leases will take effect for all public companies for fiscal years beginning after December 15, 2018.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2018 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

On June 14, 2018, the Company issued to a service provider that certain Secured Convertible Promissory Note A with a principal balance of $100,000 with a twelve month maturity date. This convertible debenture converts at 70% of the average of the three lowest closing prices during the 10 days prior to conversion.

Additionally, on June 14, 2018, the Company issued to a service provider that certain Secured Convertible Promissory Note B with a principal balance of $100,000 with a twelve month maturity date. This convertible debenture converts at 70% of the average of the three lowest closing prices during the 10 days prior to conversion.

On July 12, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $81,750 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On July 26, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $57,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On July 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On August 3, 2018, the Company issued a 10% OID convertible promissory note with a principal balance of $527,778 with a two year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On September 5, 2018, the Company issued a 10% OID convertible promissory note with a principal balance of $527,778 with a two year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On September 6, 2018, the Company issued a convertible promissory note for future services with a principal balance of $100,000 with a one year maturity date. This convertible debenture converts at 85% of the lowest trading price during the 10 days prior to conversion.

On September 10, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $136,842 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

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

DIRECTVIEW HOLDINGS, INC.

Date: November 19, 2018	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

Date: November 19, 2018	By:	/s/ Chris Cutchens
Chris Cutchens
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer

