Form 10-K
period 2018-12-31
DIRECTVIEW HOLDINGS INC
filed 2019-04-12
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Non-accelerated filer (do not check if smaller reporting company)	[ ]
Accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2018, was $1,223,399. As of April 8, 2019, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 613,873,898.

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

Our Customers

During the year ended December 31, 2018, two customers accounted for 54% of revenues.

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

Website

We maintain four websites at www.directview.com, www.directviewsecurity.com, www.vs-us.com, and www.apexcctv.com.

Intellectual Property

We do not have any intellectual property at this time.

Employees

We currently have 18 employees which includes our two officers; Roger Ralston, CEO and Chris Cutchens, CFO both of whom are full-time. None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

Recent Developments

On October 4, 2018, we increased the number of shares of common stock we are authorized to issue from 1,000,000,000 to 4,000,000,000.

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

We have incurred losses since our inception, and have an accumulated deficit of $39,427,642 as of December 31, 2018. Our operations have been financed primarily through the issuance of equity and debt. For the year ended December 31, 2018, net loss and cash used in operations were $10,057,967 and $1,854,095, respectively. We are constantly evaluating our cash needs and our burn rate, in order to make appropriate adjustments in operating expenses. We anticipate that our cash used in operations will continue to increase as a result of becoming a public company as a result of increased professional fees. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern. If we are unable to continue as a going concern and were forced to cease operations, it is likely that our stockholders would lose their entire investment in our company.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE WERE FORCED TO CEASE OUR BUSINESS AND OPERATIONS, YOU WOULD LOSE YOUR INVESTMENT IN OUR COMPANY.

Our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 contains an explanatory paragraph raising doubt as to our ability to continue as a going concern as a result of our losses from operations, stockholders’ deficit and negative working capital. Our consolidated financial statements, which appear elsewhere in this Form 10-K, are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

WE ARE PAST DUE IN THE PAYMENT OF PAYROLL TAXES.

At December 31, 2018, we had approximately $40,000 of accrued but unpaid payroll taxes and liabilities due the federal government which includes penalties and interest. We do not have the funds necessary to satisfy this obligation. If we are unable to raise the funds necessary, it is possible that we will be subject to significant additional fines and penalties, Mr. Ralston, our CEO, could be personally subject to a 100% penalty on the amount of unpaid taxes and the government could file liens against our company and our bank accounts until such time as the amounts have been paid.

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

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Roger Ralston, our Chairman and Chief Executive Officer, and Chris Cutchens, our Chief Financial Officer, and a director. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL WHICH MAY RESULT IN THE DELAY OR PREVENTION OF A CHANGE IN OUR CONTROL.

Roger Ralston, our Chairman and Chief Executive Officer, would have voting power equal to approximately 51% of our voting securities. As a result, management through such stock ownership rights has the ability to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2018. We are evaluating our internal control systems in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-K.

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

OUR EXISTING STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM THE SALE OF OUR COMMON STOCK PURSUANT TO THE GHS FINANCING AGREEMENT.

The sale of our common stock to GHS Investments LLC in accordance with the Financing Agreement we entered into with GHS on July 20, 2018 (the “GHS Financing Agreement”) may have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to GHS in order to exercise a put under the Financing Agreement. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the offering.

THE ISSUANCE OF SHARES PURSUANT TO THE GHS FINANCING AGREEMENT MAY HAVE A SIGNIFICANT DILUTIVE EFFECT.

Depending on the number of shares we issue pursuant to the GHS Financing Agreement, it could have a significant dilutive effect upon our existing shareholders. Although the number of shares that we may issue pursuant to the Financing Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue), there may be a potential dilutive effect to our shareholders, based on different potential future stock prices, if the full amount of the Financing Agreement is realized. Dilution is based upon common stock put to GHS and the stock price discounted to GHS’s purchase price of 80% of the lowest trading price during the pricing period.

GHS INVESTMENTS LLC WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

Our common stock to be issued under the GHS Financing Agreement will be purchased at a twenty percent (20%) discount, or eighty percent (80%) of the lowest closing price for the Company’s common stock during the ten (10) consecutive trading days immediately preceding the Purchase Date (as defined in the GHS Financing Agreement).

GHS has a financial incentive to sell our shares immediately upon receiving them to realize the profit between the discounted price and the market price. If GHS sells our shares, the price of our common stock may decrease. If our stock price decreases, GHS may have further incentive to sell such shares. Accordingly, the discounted sales price in the Financing Agreement may cause the price of our common stock to decline.

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

(b) Holders of Common Equity

As of April 8, 2019, there were approximately 212 stockholders of record. An additional number of stockholders are beneficial holders of our common stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

On October 21, 2016, the Board of Directors of the Company approved the adoption of Amendment No. 1 to the DirectView Holdings, Inc. 2014 Incentive Plan (the “2014 Plan”) to increase the authorized shares under the Plan to 50,000,000. On November 23, 2016, the Company filed a Registration Statement on Form S-8 to register with the U.S. Securities and Exchange Commission 30,000,000 shares of the Company’s common stock, which may be issued by the Company upon the exercise of options granted, or other awards made, pursuant to the terms of the Plan. Please see the Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the U.S. Securities and Exchange Commission on November 23, 2017.

2014 Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	50,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	50,000,000

On February 5, 2019, the Board of Directors of the Company approved the adoption of the DirectView Holdings, Inc. 2019 Incentive Plan (the “2019 Plan”) to increase the authorized shares under the Plan to 48,000,000. On February 19, 2019, the Company filed a Registration Statement on Form S-8 to register with the U.S. Securities and Exchange Commission 48,000,000 shares of the Company’s common stock, which may be issued by the Company upon the exercise of options granted, or other awards made, pursuant to the terms of the Plan. Please see the Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the U.S. Securities and Exchange Commission on February 19, 2019.

2019 Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	36,000,000	0.0040	12,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	36,000,000	0.0040	12,000,000

Recent Sales of Unregistered Securities

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the year ended December 31, 2018 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

On February 12, 2018, the Company issued 5,000,000 shares of common stock at the fair market value rate of $0.009 totaling $45,000 to the Company’s CEO for services rendered. The Company also issued 3,000,000 shares of common stock at the fair market value rate of $0.009 totaling $27,000 to an employee for services rendered.

On September 14, 2018, the Company issued 4,000,000 shares of common stock at the fair market value rate of $0.0058 totaling $23,200 to the Company’s CFO for services rendered. The Company also issued 4,000,000 shares of common stock at the fair market value rate of $0.0058 totaling $23,200 to an employee for services rendered.

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

Our operations are conducted within two divisions:

●	The vast majority of our business is derived from our security division which provides surveillance systems, digital video recording, access control, and services to businesses, organizations and law enforcement, and

●	Our video conferencing division which is a full-service provider of teleconferencing products and services to businesses and organizations.

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

The medical use of cannabis is legal (with a doctor’s recommendation) in 33 states, the District of Columbia, and the territories of Guam and Puerto Rico. The recreational use of cannabis is legal in 10 states (Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, and Washington) plus the District of Columbia, and decriminalized in another 11 states plus the U.S. Virgin Islands. Many large security service providers have publicly avoided servicing businesses engaged in the sale or growing of marijuana which we believe lowers the competitive landscape.

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

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Sales

Overall, our net sales for the year ended December 31, 2018 increased approximately 41% from the comparable period in 2017. The following table provides comparative data regarding the source of our net sales in each of these periods and the change from 2018 to 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	$	% of Total	$	% of Total	Variance
Sale of product	$3,312,516	81%	$2,379,190	82%	39%
Services	793,060	19%	525,797	18%	51%
Total	$4,105,576	100%	$2,904,987	100%	41%

Sales of product for the year ended December 31, 2018 increased approximately 39% as compared to the year ended December 31, 2017. The increase is attributed to a full year of revenue during 2018 compared to eight months of revenue during 2017, relating to the acquisition of VS and Apex during April 2017, and increased revenue from our existing business. Service revenue increased by approximately 51% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was also attributed to the acquisition of VS and Apex during April 2017.

Net sales increased due to the acquisition of VS and Apex during April 2017. In an effort to continue to increase our sales in future periods, we believe we need to monitor and grow the business related to the acquisition of VS and Apex along with hiring additional sales staff to initiate a telemarketing campaign and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased approximately 52% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The following table provides comparative data regarding the breakdown of the cost of sales in each of these periods and the change from 2018 to 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	$	% of Total	$	% of Total	Variance
Cost of product	1,579,587	63%	1,192,177	73%	33%
Cost of service	921,718	37%	450,952	27%	104%
Total	2,501,305	100%	1,643,129	100%	52%

During the year ended December 31, 2018, our cost of product increased approximately 33% as compared to the year ended December 31, 2017 which is directly related to the acquisition of VS and Apex as stated above. Our cost of services for the year ended December 31, 2018 increased 104% as compared to the year ended December 31, 2017 due to the acquisition of VS and Apex as stated above.

Total operating expenses for the year ended December 31, 2018 were $4,506,984, an increase of $2,372,281, or approximately 111%, from total operating expenses for the comparable year ended December 31, 2017 of $2,134,703. This increase is primarily attributable to a full year of operating expenses during 2018 compared to eight months of operating expenses during 2017 relating to the acquisition of VS and Apex during April 2017, coupled with increases in marketing and public relations, compensation and related taxes, rent, and amortization expense.

Loss from Operations

We reported loss from operations of $2,902,713 for the year ended December 31, 2018, as compared to a loss from operations of $872,845 for the year ended December 31, 2017, representing an increase in loss of $2,029,868 or 233%.

Other Income (Expense)

Total other expense was $7,155,254 for the year ended December 31, 2018 as compared to total other expense of $674,320 for the year ended December 31, 2017. The increase in other expense was primarily attributable to the loss on change in fair value of derivative liabilities, increase in initial derivative expense, increase in amortization of debt discount, increase in interest expense, and increase in amortization of deferred financing costs, partially offset by gain on change of derivative liabilities from note payable conversions, and gains from the settlement of convertible notes payable and extinguishment of derivative liability.

Net Loss

We reported a net loss of $10,057,967 for the year ended December 31, 2018 as compared to a net loss of $1,547,165 for the year ended December 31, 2017. Net loss from non-controlling interest for the year ended December 31, 2018 was $27,307 compared to net income of $5,681 for the year ended December 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2018, we had a cash balance of $101,116. Our working capital deficit was $21,350,582 at December 31, 2018.

We reported a net increase in cash for the year ended December 31, 2018 of $32,679. While we currently have no material commitments for capital expenditures, at December 31, 2018 we owed approximately $165,000 under various notes payable. During the year ended December 31, 2018, we have raised $4,703,282 of net proceeds from convertible notes payable and $291,237 from the issuance of Common Stock.

Accrued expenses were $4,542,124 as of December 31, 2018 and consist of the following:

● Accrued salaries for certain employees amounting to $2,029,838

● Sales tax payable of $67,610

● Accrued interest of $2,169,257

● Accrued payroll liabilities and taxes of $39,593

● Other accrued expenses of $235,826

We reported a net loss of $10,057,967 during the year ended December 31, 2018. At December 31, 2018 we had a working capital deficit of $21,350,582. We do not anticipate we will be profitable in 2019. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt and convertible debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2018 is a discussion regarding Going Concern.

Operating activities

Net cash used in operating activities for the year ended December 31, 2018 amounted to $1,854,095 and was primarily attributable to our net loss of $10,057,967 coupled with a gain on change of derivative liabilities from note payable conversions of $2,507,705, a gain on settlement of convertible notes payable of $215,945, a gain on extinguishment of derivative liabilities of $41,809, and a decrease in contract liability of $473,691. The losses were partially offset by a loss on change in fair value of derivative liabilities of $3,377,004, initial derivative liability expense of $2,468,667, amortization of debt discount of $2,329,447, decrease in accounts receivable of $381,093, increase in accounts payable of $397,478, and increase in accrued expenses of $1,827,292.

Net cash used in operating activities for the year ended December 31, 2017 amounted to $420,481 and was primarily attributable to our net loss of $1,547,165 coupled with an increase in accounts receivable of $329,182, a gain in change in fair value of derivative liabilities of $1,485,907, and an increase in capitalized costs of $89,813. The losses were partially offset by an increase in derivative liability expense of $537,541, an increase in depreciation and amortization expense of $273,630, an increase in amortization of debt discount of $403,245, an increase in deferred financing costs of $6,968, an increase in original issue discount of $36,350, an increase in other assets of $26,322, an increase in bad debt of $844, an increase in accrued expenses of $1,341,243, an increase in accounts payable of $110,523, an increase of stock compensation expense of $25,000, and an increase in contract liability of $254,764.

Investing activities

Net cash used in investing activities was $10,738 for the year ended December 31, 2018, for the purchase of property and equipment.

Financing activities

Net cash provided by financing activities was $1,897,512 for the year ended December 31, 2018. We received proceeds from convertible notes payable of $4,703,282, and proceeds from the issuance of common stock of $291,237. These amounts were offset by repayments of notes payables of $1,805,853, repayments of convertible notes payable of $978,496, repayments on the line of credit of $260,658, and payments to related parties of $52,000.

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

The following table summarizes our contractual obligations as of December 31, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Leases	$58,751	58,751	-	-	-
Total Contractual Obligations:	$58,751	58,751	-	-	-

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

Revenue Recognition

Revenue is derived from the sale of products and services. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Service sales occur once the performance of the agreed upon service is complete. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and completing services. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue.

Stock Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. The Company values employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

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

There are no reportable events under this item for the year ended December 31, 2018.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2018, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, Roger Ralston, our Chief Executive Officer, and Chris Cutchens, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2018, (iii) a lack of segregation of duties within accounting functions, (iv) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (v) ineffective controls over period end financial close and reporting processes. Therefore, our internal controls over financial reporting were not effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is information concerning our executive officers and directors:

Name	Age	Position

Roger Ralston	49	Chief Executive Officer and Chairman of the Board of Directors

Michele Ralston	48	Secretary, Treasurer and Director

Chris Cutchens	41	Chief Operating and Financial Officer

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

Michele Ralston served as our Chief Financial Officer, Secretary and Treasurer and a member of our Board of Directors since inception in October 2006 until September 13, 2018, when she resigned as Chief Financial Officer. Ms. Ralston remains our Secretary, treasurer and a member of our Board of Directors. From May 2003 until October 2006 she served as our Chairman of the Board, Secretary and Treasurer of DirectView, Inc., a predecessor company. Ms. Ralston is the spouse of Mr. Ralston.

In evaluating Mrs. Ralston’s specific experience, qualifications, attributes and skills in connection with her appointment to our board, we took into account her experience in the technology industry and her knowledge of accounting matters.

Chris Cutchens has served as our Chief Operating and Financial Officer since September 13, 2018. Mr. Cutchens was the Chief Operating and Financial Officer of MidAmerica Administrative & Retirement Solutions (“MidAmerica”), a leading private equity owned, national provider and administrator of employee benefit programs since 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2018, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner, except for Chris Cutchens, who did not timely file his Form 3 upon his appointment as Chief Operating and Financial Officer.

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

It is our desire to expand our Board of Directors during 2019 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time, we intend to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. We are uncertain, however, as to our ability to attract qualified independent director candidates to serve on our Board of Directors given that we do not maintain directors’ and officers’ liability insurance.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2018.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Roger Ralston (1)	2018	276,924		45,000				40,000	361,924
	2017	276,924						40,000	316,924

Michele Ralston (2)	2018	72,000							72,000
	2017	72,000							72,000

(1)	Accrued but unpaid compensation due to Mr. Ralston during fiscal 2018, 2017, 2016, 2015 and 2014 amounts to approximately $1,700,000.

(2)	Accrued but unpaid compensation due to Mrs. Ralston during fiscal 2018, 2017, 2016, 2015 and 2014 amounts to approximately $280,000.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Roger Ralston	0	0	0	0	0	0	0	0	0
Michele Ralston	0	0	0	0	0	0	0	0	0
Chris Cutchens	0	0	0	0	0	0	0	0	0

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation, if any payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. No member of our Board of Directors received compensation for their services for the fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 8, 2019, we had outstanding 613,873,898 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of April 8, 2019 by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;

●	each of our current directors;

●	each of our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and

●	all our current executive officers and directors as a group.

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

Name of Beneficial Owner (1)	Shares of Series A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Roger Ralston	51	100%	5,264,703	* %
Chief Executive Officer, President, Chairman

Michele Ralston	0	0%	3	* %
Secretary, Treasurer and Director

Chris Cutchens	0	0%	30,000,000	4.89%
Chief Operating and Financial Officer

All officers and directors as a group (3 persons)	51	100%	35,264,706	5.74%

All officers, directors and 5% holders as a group (3 persons)	51	100%	35,264,706	5.74%

*represents less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

(3)	Each one share of the Series A Preferred Stock has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings.

Description of Securities

General

Our authorized capital stock consists of 4,000,000,000 shares of common stock, par value of $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value of $0.0001 per share, of which 51 shares are authorized as Series A Preferred Stock and 51 shares of Series A Preferred Stock are issued and outstanding. As of April 8, 2019 there were 613,873,898 shares of our common stock issued and outstanding held by approximately 212 holders of record of our common stock.

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

Preferred Stock

Our Board has the authority, within the limitations and restrictions in our certificate of incorporation, to issue 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the stockholders. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in our control without further action by the stockholders. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including voting rights, of the holders of our common stock. In some circumstances, this issuance could have the effect of decreasing the market price of our common stock.

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

During the years ended December 31, 2018 and December 31, 2017, the Company paid $44,691 and $18,886, respectively, in accrued salaries to its Chief Executive Officer.

As of December 31, 2018 and December 31, 2017 the Company had a payable to the Chief Executive Officer of the Company amounting to $1,814 and $1,814, respectively. These advances are short-term in nature and non-interest bearing.

Below is a summary of the accrued salaries due to our executive officers:

	December 31,
Name	2018	2017
Roger Ralston	$1,729,527	$1,497,295
Michele Ralston	283,637	$256,429
Total	$2,013,164	$1,753,724

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing Note Payable – related party in the amount of $830,000. The Note Payable principal amount will be reduced by the calculated cash payout of $2,000 related to the terms in the Purchase Agreement and payments owed in accordance with the Employment Agreement with the Seller in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on Effective Date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled and no further force or effect, and the Purchaser shall have no further obligations on the Note. No payments have been remitted pursuant to the Cash Payout and the Employment Agreement as of December 31, 2018.

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

	Year Ended December 31,
Category	2018	2017
Audit Fees(1)	$62,500	$-
Audit Related Fees(2)	$22,500	$20,000
Tax Fees(3)	$-	$-
All Other Fees(4)	$3,000	$60,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)	Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non-year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.2	Delaware Amended Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.3	Delaware Bylaws (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 27, 2009)

3.4	Plan of Conversion (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.5	Delaware Certificate of Conversion (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.6	Nevada Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.7	Nevada Bylaws (incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.8	Nevada Certificate of Amendment (incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014)

3.9	Nevada Certificate of Amendment (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on January 19, 2016)

3.10	Amendment to Articles of Incorporation, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2016)

3.11	Amendment to Articles of Incorporation, dated January 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2016)

3.12	Certificate of Amendment to Articles of Incorporation, dated May 17, 2017 (incorporated herein by reference to Exhibit 3.1 to the Form 10-Q with the Securities and Exchange Commission on May 23, 2017)

3.13	Certificate of Amendment to Articles of Incorporation, dated October 4, 2018*

4.2	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2016)

10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2016)

10.2	DirectView Holdings, Inc. 2014 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 13, 2014)

10.3	Amendment No. 1 to the DirectView Holdings, Inc. 2014 Incentive Plan ((incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 23, 2016)

10.4	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q with the Securities and Exchange Commission on January 25, 2018)

10.5	Equity Financing Agreement by and between DirectView Holdings, Inc. and GHS Investments LLC, dated July 20, 2018 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 30, 2018)

10.6	Registration Rights Agreement by and between DirectView Holdings, Inc. and GHS Investments LLC, dated July 20, 2018 (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 30, 2018)

10.7	DirectView Holdings, Inc. 2019 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 19, 2019)

10.8	Equity Purchase Agreement by and between DirectView Holdings, Inc. and Oasis Capital, LLC, dated March 22, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019)

10.9	Registration Rights Agreement by and between DirectView Holdings, Inc. and Oasis Capital, LLC, dated March 22, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

April 12, 2019	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Ralston	Chief Executive Officer and Director	April 12, 2019
Roger Ralston	(Principal Executive Officer)

/s/ Michele Ralston	Director	April 12, 2019
Michele Ralston

/s/ Chris Cutchens	Chief Operating and Financial Officer	April 12, 2019
Chris Cutchens	(Principal Financial Officer) (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Directview Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Directview Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss and cash used from operations of approximately $10,058,000 and $1,854,000, respectfully for the year ended of December 31, 2018 and a working capital deficit of approximately $21,351,000 as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Certified Public Accountants

We have served as the Company’s auditor since 2017.

Coconut Creek, Florida

April 12, 2019

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash	$101,116	$68,437
Accounts Receivable - net	234,546	615,639
Contract Assets	97,140	141,267
Inventory	108,805	73,499
Other Current Assets	149,340	59,938

Total Current Assets	690,947	958,780

PROPERTY AND EQUIPMENT – Net	12,522	64,250

Goodwill	794,830	794,830
Intangible Assets, net	476,115	682,682
Other Assets	-	6,670

Total Assets	$1,974,414	$2,507,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $3,105,166 and $230,721	$4,257,574	$2,952,250
Short Term Advances	146,015	146,015
Note Payable	165,355	1,971,208
Accounts Payable	606,819	361,619
Credit Card Payable	305,093	152,481
Accrued Expenses	4,542,124	3,632,100
Line of Credit	-	260,658
Contract Liability	5,735	479,426
Due to Related Parties	1,814	1,814
Note Payable - related party, current	52,000	52,000
Derivative Liability	11,959,000	3,953,369
Total Current Liabilities	22,041,529	13,962,940

Note Payable-related party, net of current portion	726,000	778,000

Total Liabilities	22,767,529	14,740,940

Commitments and Contingencies (see Note 16)

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of December 31, 2018 and 2017)	-	-
Common Stock ($0.0001 Par Value; 4,000,000,000 Shares Authorized; 470,029,589 and 13,873,971 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively)	47,003	1,387
Additional Paid-in Capital	18,611,890	17,158,926
Accumulated Deficit	(39,427,642)	(29,396,982)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(20,768,749)	(12,236,669)

Non-Controlling Interest in Subsidiary	(24,366)	2,941

Total Stockholders’ Deficit	(20,793,115)	(12,233,728)

Total Liabilities and Stockholders’ Deficit	$1,974,414	$2,507,212

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

NET SALES:
Sales of Product	$3,312,516	$2,379,190
Services	793,060	525,797
Total Net Sales	4,105,576	2,904,987

COST OF SALES:
Cost of Product	1,579,587	1,192,177
Cost of Services	921,718	450,952
Total Cost of Sales	2,501,305	1,643,129

GROSS PROFIT	1,604,271	1,261,858

OPERATING EXPENSES:
Marketing and Public Relations	1,477,474	129,112
Rent	136,452	91,613
Depreciation	62,466	142,468
Amortization	206,567	146,318
Bad Debt Expense	-	844
Research and Development	-	11,344
Compensation and Related Taxes	1,413,756	834,705
Other Selling, General and Administrative	1,210,269	778,299

Total Operating Expenses	4,506,984	2,134,703

LOSS FROM OPERATIONS	(2,902,713)	(872,845)

OTHER INCOME (EXPENSES):
Gain on Conversion of Related Party Loan	-	2,310
(Loss) Gain on Change in Fair Value of Derivative Liabilities	(3,377,004)	1,485,907
Gain on Change of Derivative Liabilities from Notes Payable Conversions	2,507,705	-
Initial Derivative Expense	(2,468,667)	(537,541)
Gain on Extinguishment of Derivative Liability	41,809	-
Gain on Settlement of Convertible Notes Payable	215,945	-
Amortization of Debt Discount	(2,329,447)	(403,245)
Amortization of Deferred Financing Costs	(72,465)	-
Other Income	3,215	131,648
Interest Expense	(1,676,345)	(1,353,399)

Total Other Expense	(7,155,254)	(674,320)

NET LOSS	(10,057,967)	(1,547,165)

Net Loss (Income) Attributable to Non-Controlling Interest	27,307	(5,681)

Net Loss Attributable to DirectView Holdings, Inc.	$(10,030,660)	$(1,552,846)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.05)	$(0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	213,129,527	6,976,620

See accompanying notes to consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional		Non-	Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2016	-	$-	2,134,155	$213	$17,729,875	$(27,844,136)	$(2,740)	$(10,116,788)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			11,739,816	1,174	226,416			227,590

Series A Preferred Stock issuance to CEO	51							-

Reclassification of derivative liability resulting from conversions of notes payable					390,996			390,996

Reclassification of member equity resulting from acquisition					(1,188,361)			(1,188,361)

Net loss for the year						(1,552,846)	5,681	(1,547,165)

Balance at December 31, 2017	51	$-	13,873,971	$1,387	$17,158,926	$(29,396,982)	$2,941	$(12,233,728)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			380,155,618	38,016	1,050,927			1,088,943

Issuance of Common Stock in connection with Form S-1			60,000,000	6,000	285,237			291,237

Issuance of Common Stock in connection with services rendered			16,000,000	1,600	116,800			118,400

Net loss for the year						(10,030,660)	(27,307)	(10,057,967)

Balance at December 31, 2018	51	$-	470,029,589	$47,003	$18,611,890	$(39,427,642)	$(24,366)	$(20,793,115)

See accompanying notes to consolidated financial statements.

All share and per share amounts have been presented to give retroactive effect to a 1 for 200 reverse stock split that occurred May 22, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,057,967)	$(1,547,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269,033	288,786
Stock compensation expense	118,400	-
Issuance of convertible notes payable for vendor services	72,722	-
Loss (Gain) on change in fair value of derivative liabilities	3,377,004	(1,485,907)
Gain on change of derivative liabilities from convertible notes payable conversions	(2,507,705)	-
Gain on extinguishment of derivative liabilities	(41,809)	-
Gain on settlement of convertible notes payable	(215,945)	-
Initial derivative liability expense	2,468,667	537,541
Amortization of debt discount	2,329,447	403,245
Amortization of deferred financing costs	72,465	6,968
Bad debt expenses	-	844
Amortization of original issue discount	128,332	36,350
(Increase) Decrease in:
Accounts receivable	381,093	(329,182)
Inventory	(35,306)	(1,165)
Other current assets	(14,402)	7,990
Other assets	6,670	19,497
Contract Assets	44,127	(89,813)
Increase (Decrease) in:
Accounts payable	397,478	110,523
Accrued expenses	1,827,292	1,366,243
Contract Liability	(473,691)	254,764

Net Cash Used in Operating Activities	(1,854,095)	(420,481)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property and equipment	(10,738)	(3,222)
Acquisition of companies	-	(41,519)
Cash acquired in acquisition of companies	-	59,389

Net Cash (Used in) Provided by Investing Activities	(10,738)	14,648

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(1,805,853)	(136,148)
Proceeds from convertible notes payable	4,703,282	465,000
Payments of convertible notes payable	(978,496)	-
Payments from common stock issuance	291,237	-
Proceeds from notes payable	-	59,000
Proceeds from line of credit	-	34,248
Repayments to line of credit	(260,658)	(6,279)
Payments to related parties	(52,000)	-

Net Cash Provided by Financing Activities	1,897,512	415,821

Net Increase in Cash	32,679	9,988

Cash - Beginning of Period	68,437	58,449

Cash - End of Period	$101,116	$68,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$104,201	$65,770
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock (in connection with conversion of convertible promissory notes and accrued interest)	$1,088,943	$233,293
Initial recognition of derivative liability as debt discount	$4,667,665	$537,541
Reclassification of derivative liability to additional paid in capital (in connection with the conversion of convertible promissory notes and accrued interest)	$-	$390,996

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the assets acquired and liabilities assumed on April 20, 2017 in the acquisition are as follows:

Assets acquired:
Cash	$59,389
Accounts receivable, net of allowance for doubtful accounts	201,846
Inventory	42,381
Other current assets	15,372
Property and equipment	203,496
Goodwill	794,830
Intangible assets	829,000
Total assets	$2,146,314

Liabilities assumed:
Accounts payable and accrued expenses	$58,308
Credit card payable	102,906
Deferred Revenue	184,877
Line of Credit	232,689
Note payable - related party	830,000
Note payable	1,923,896
Total Liabilities	$3,332,676

The following unaudited pro forma consolidated results of operations have been prepared as if the merger occurred on January 1, 2017:

Year Ended December 31, 2017
Net Revenues	$5,088,920
Net Loss	$(1,607,909)
Net Loss per Share	$(0.12)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, five wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 2% which is owned by the Company’s CEO) as of December 31, 2018. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2018 and December 31, 2017, the Company reflected a non-controlling interest of ($24,366) and $2,941 in connection with our majority-owned subsidiary, DirectView Security Systems Inc. as reflected in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2018 and 2017, the Company had no bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2018 and December 31, 2017. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. As of December 31, 2018 and 2017 there were not any cash equivalents.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2018 and 2017, management determined that an allowance was necessary which amounted to approximately $68,000 and $160,000, respectively. During the year ended December 31, 2018 the Company did not recognize any write-offs related to uncollectible accounts receivable. During the year ended December 31, 2017 the Company recognized $844 of write-offs related to uncollectible accounts receivable.

Contract Assets

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned. As of December 31, 2018 and 2017, the Company had $97,140 and $141,267, respectively included on their balance sheets under Contract Assets.

Advertising

Advertising is expensed as incurred. Advertising expense for the years ended December 31, 2018 and 2017 was $1,477,474 and 129,112, respectively.

Shipping costs

Shipping costs are included in cost of sales for VS and Apex and shipping costs are included in other selling, general and administrative expenses for DVVS and were deemed to be not material for the years ended December 31, 2018 and 2017, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers’ needs the Company purchased inventory items and had $108,805 and $73,499 in inventory as of December 31, 2018 and 2017, respectively.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2018 and 2017.

Intangible Assets

The Company amortizes the below identifiable intangible assets over their useful lives on a straight line basis.

Customer Relationships	10 years
Brand	10 years
Technology	3 years

Derivative Instruments

We account for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Effective January 1, 2018, the Company changed its method of accounting for the reduction of the derivative liability associated with convertible promissory notes at the time of partial conversion. Prior to January 1, 2018, the Company recorded such derivative liability reductions as an increase to Additional Paid-In Capital within its Consolidated Balance Sheets. Effective January 1, 2018, the Company began recording such derivative liability reductions as an increase to Other Income within its Consolidated Statements of Operations. The Company believes the new method more accurately reflects periodic results of operations and conforms to derivative liability practices predominant in the industry.

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

The Company’s tax returns for its December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, and 2011 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open since the Company last filed an income tax return for the December 31, 2010 tax year.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company recorded stock based compensation of $118,400 to employees during the year ended December 31, 2018. There was no stock based compensation to employees recorded during the year ended December 31, 2017.

Loan Costs

The Company records loan costs as a debt discount and amortized to interest expense over the terms of the note payable in accordance with ASU 2015-3 “Interest – Imputation of Interest” - Simplifying the Presentation of Debt Issuance Costs.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table illustrates our revenue by type related to the years ended December 31, 2018 and 2017:

Years Ended December 31,	2018	2017
Sales of Product
New York	$250,623	$163,102
Texas	3,061,893	2,216,088
Total Sales of Product	3,312,516	2,379,190

Services
New York	160,946	206,909
Texas	632,114	318,888
Total Services	793,060	525,797
Total Net Sales	$4,105,576	$2,904,987

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

As of December 31,	2018	2017
Contract Assets	$97,140	$141,267
Contract Liability	$5,735	$479,426

Contract receivables are recognized when the receipt of consideration is unconditional.

During the year ended December 31, 2018, the Company recognized revenue equal to the balance of the contract liability at December 31, 2017.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations

The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at December 31, 2018 are equal to the contract liability disclosed above. The Company expects to recognize the full balance of the contract liability at December 31, 2018 within the next year.

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

During the years ended December 31, 2018 and December 31, 2017, two customers accounted for 54% and one customer accounted for 34% of revenues, respectively.

As of December 31, 2018, two customers accounted for 71% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	47%
Customer 2	24%
Total	71%

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At December 31, 2018 the Company had approximately 2,800,000,000 share equivalents issuable pursuant to embedded conversion features. At December 31, 2017 the Company had approximately 443,000,000 share equivalents issuable pursuant to embedded conversion features.

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted ASC 606 using the modified retrospective method, which did not have an impact on its consolidated financial statements. The Company expects the impact to net income of the new standard will be immaterial on an ongoing quarterly and annual basis. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 4 for additional information regarding the Company’s adoption of ASC 606.

Effective January 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The Company determined the adoption of ASU 2017-01 did not have a material impact on its consolidated financial statements.

Recent Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flows, except as described below.

In February 2016, the FASB issued Accounting Standards Update, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit)—the new ASU will require both types of leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit). The ASU on leases is effective for the Company as of January 1, 2019, and will not have a material impact on its consolidated financial statements.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2018, the Company had an accumulated deficit of approximately $39 million, a stockholders’ deficit of approximately $21 million and a working capital deficiency of approximately $21 million. The net cash used in operating activities for the year ended December 31, 2018 totaled $1,854,095. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2018	December 31, 2017
Computer Equipment	1 year	$23,438	$13,333
Office Equipment	1 year	5,866	5,767
Telephone System	1 year	11,576	11,042
ERP Software	1 year	150,000	150,000
Vehicles	1 year	22,667	22,667
Furniture & Fixtures	2-3 years	2,000	2,000
Less: Accumulated depreciation		(203,025)	(140,559)
		$12,522	$64,250

For the years ended December 31, 2018 and 2017, depreciation and amortization expense amounted to $62,466 and $142,468, respectively.

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

Intangible assets consist of the following:

As of December 31,	2018	2017	Lives
Intangible assets:
Goodwill	$794,830	$794,830
Customer Relationships	95,000	95,000	10 years
Brand	204,000	204,000	10 years
Technology	530,000	530,000	3 years
Total	1,623,830	1,623,830
Less: Accumulated amortization	(352,885)	(146,318)
	$1,270,945	$1,477,512

For the year ended December 31, 2018, amortization expense related to the intangible assets was $206,567. Amortization expense related to the intangible assets for the period of April 20, 2017 (Acquisition Date) through December 31, 2017 was $146,318. Annual amortization of intangible assets for the next five years is expected to be the following:

Year	$ Amount
2019	$95,933
2020	$33,364
2021	$7,600
2022	$7,600
2023	$7,600

NOTE 5 – LINE OF CREDIT

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a $350,000 revolving line of credit (“Line of Credit”) that VS and Apex are jointly and severally liable for that expired on April 7, 2018. The Line of Credit was guaranteed by VS, Apex and the Acquisition Companies’ previous managing member and collateralized by all of the assets of VS and Apex. The line of credit had an interest rate of prime plus 1. In the period of April 20, 2017 through December 31, 2017 the Company had borrowings of $34,248 and repayments of $6,279. The balance outstanding on the line of credit was approximately $261,000 at December 31, 2017. During 2018, the Company repaid the outstanding balance of $260,658 in full.

NOTE 6 – NOTE PAYABLE - RELATED PARTY

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing Note Payable – related party in the amount of $830,000. The Note Payable principal amount will be reduced by the calculated cash payout of $2,000 related to the terms in the Purchase Agreement and payments owed in accordance with the Employment Agreement with the Seller in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on Effective Date of the Purchase Agreement. Upon delivery by the Purchaser to the Seller of the final note payment, related to the Employment Agreement, the Note held by the Seller shall be forfeited and cancelled and no further force or effect, and the Purchaser shall have no further obligations on the Note. No payments have been remitted pursuant to the Cash Payout and the Employment Agreement as of December 31, 2018 or December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NOTES PAYABLE

During the year ended December 31, 2012, the Company entered into demand notes with Regal Capital (formerly a related party) totaling $116,792 bearing interest at 12% per annum. As of December 31, 2018 and December 31, 2017 the notes amounted to $116,792 and $116,792, respectively.

On March 6, 2017, the Company issued a 10% original issue discount (OID) promissory note with a principal balance of $66,667 due August 6, 2017 with an interest rate of 10%. In connection with the original issue discount promissory note the Company recorded OID of $6,667 and deferred financing of $1,000 which are to be amortized over the term of the note. On October 3, 2017, the Company executed an agreement with a Note Holder to extend the maturity date of a promissory note an additional five months beyond the original maturity date of August 6, 2017. The cost of funding is 20% over a six month term prorated to a five month term. In addition, the Company agreed to issue the note holder 375,000 restricted shares of common stock upon payment of the note. It was also agreed that if the company and the note holder agreed the note may be repaid in the form of shares of common stock of the Company at 30% discount to market. As of December 31, 2017 the balance of the original issue discount promissory note amounted to $66,667. During March 2018, this promissory note was paid in full and the Company negotiated full satisfaction of this liability in cash with no issuance of restricted shares of common stock.

As of April 20, 2017, in connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a note payable with a balance of $1,923,896 that VS and Apex are jointly and severally liable for with a maturity date of April 2025 and an interest rate of 4.35%. The note payable was guaranteed by the Acquisition Companies’ previous managing member and his spouse and collateralized by all of the assets of the Acquisition Companies. Per the Purchase Agreement the note was to be paid within 180 days of the Effective Date, however, the Company has not complied with the payment terms. Additionally, the note has certain debt covenants that the Company is out of compliance with. On July 27, 2018, the Company entered into a settlement with JP Morgan Chase Bank, N.A. (“Chase”) regarding payment of the outstanding balance under this note payable, known as the Promissory Note and U.S. Small Business Administration Note dated April 15, 2015 (the “Notes”) in the aggregate principal amount of approximately $1,900,000 including interest (the “Loan Amount”) between Video Surveillance LLC, Apex CCTV, and Chase. According to the terms of the settlement, the Company and Chase agreed to a full and final settlement of the Loan Amount and the related transactions thereunder in exchange for payment by the Company in the amount of $475,000 on August 3, 2018 (the “Initial Payment”) and three additional payments of $475,000 each month thereafter (the “Additional Payment”). As of the date hereof, the Company has timely made the Initial and three Additional Payments. As of December 31, 2018 and December 31, 2017 the total balance owed on the note payable was $48,563 and $1,787,749, respectively.

As of December 31, 2018 and December 31, 2017, notes payable amounted to $165,355 and $1,971,208, respectively.

Accrued interest on the notes payable amounted to approximately $97,000 and $92,000 as of December 31, 2018 and December 31, 2017, respectively and is included in accrued expenses.

NOTE 8 – SHORT TERM ADVANCES

During the years ended December 31, 2013, 2012 and 2011 an unrelated party advanced funds to the Company used for operating expenses. The advances are payable in cash and are non interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 as of December 31, 2018 and 2017.

NOTE 9 – ACCRUED EXPENSES

As of December 31, 2018 and 2017, the Company had accrued expenses of $4,542,124 and $3,632,100, respectively. The following table displays the accrued expenses by category:

	December 31, 2018	December 31, 2017
Operating Expenses	$235,826	$42,260
Employee Commissions	-	18,633
Interest	2,169,257	1,611,924
Salaries	2,029,838	1,770,027
Sales Tax Payable	67,610	54,532
Payroll Liabilities	39,593	134,724
	$4,542,124	$3,632,100

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

At December 31, 2018 and 2017, convertible promissory notes consisted of the following:

	December 31,
	2018	2017
Secured convertible promissory notes	$7,362,740	$3,182,972

Debt discount	(2,554,281)	(216,069)

Debt discount original issue discount	(269,426)	(12,229)

Debt discount deferred financing	(281,458)	(2,424)
Secured convertible promissory notes, net	$4,257,574	$2,952,250

During fiscal 2009, the Company reclassified $45,000 3% unsecured notes payable from long-term to short-term. The maturity of these notes payable ranged from January 2010 to April 2010 and the notes were in default at December 31, 2012. The Company negotiated with the note holder to extend the maturity date and has accrued 12% interest per annum based on the default provision until such time this note is extended or settled. In May 2013, the Company and the note holder renegotiated the terms of the note to include features that allow the note holder to convert the principal balance of the note into common shares at the conversion price of $0.02. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See Note 11). At issuance of the renegotiated note the Company recorded a debt discount in the amount of $45,000 which was fully amortized as of December 31, 2013. In June 2013, the note holder converted $764 into common shares at the contractual rate of $.02 per share. In March 2014, the note holder converted an additional $990 into common shares at the contractual rate of $.02 per share. In October 2014, the note holder assigned $20,000 of the note balance to a third party. The balance of the unsecured note payable amounted to $23,246 as of December 31, 2018 and December 31, 2017.

On October 10, 2013, the Company issued a $10,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $0.15. The Company recorded a debt discount of $8,333 upon issuance of this note. The debt discount was amortized over the term of the note. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See Note 11). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $8,333 (see Note 12). The balance of the convertible debenture was $10,000 as of December 31, 2018 and December 31, 2017.

On December 11, 2013, the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at $0.16. The debt discount was amortized over the term of the note. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See Note 11). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $23,958 (see Note 12). The balance of this convertible debenture was $25,000 as of December 31, 2018 and December 31, 2017.

On January 16, 2014, the Company issued a $25,000 6% convertible debenture with a one year maturity date. This convertible debenture converts at 50% of the lowest trading price during the ten trading days prior to the conversion date. The Company recorded a debt discount of $25,000 with the difference of $26,848 recorded as a derivative expense. The debt discount was amortized over the term of the note. This note included down round (“ratchet”) provisions that resulted in derivative accounting treatment for this note (See Note 11). In connection herewith, the Company recorded a derivative liability and an offsetting debt discount of $51,848 (see Note 12). The balance of this convertible debenture was $25,000 as of December 31, 2018 and December 31, 2017.

In March 2014, the Company issued three $50,000 8% convertible debentures with a one year maturity date. Each note is convertible at a contractual rate of $3.50 which exceeded the quoted stock price on the date of the issuance of the convertible debentures. During the first quarter of 2016, the Company paid $50,000 in reduction of one of the notes. The balance of these three notes was $100,000 as of December 31, 2018 and December 31, 2017.

On October 27, 2014, the Company issued an 8% original issue discount (OID) senior secured convertible promissory note with a principal balance of $21,600 with a one year maturity date. This convertible debenture converts at the lower of $.50 or 60% of the lowest trading price during the 25 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $311,662 and a debt discount of $18,400 (see Note 11). The Company also recorded OID of $1,600. The OID and debt discount were fully being amortized as of December 31, 2015. The balance of this convertible debenture as of December 31, 2018 and December 31, 2017 was $21,600.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 11), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount were amortized over the term of the note and were fully amortized as of September 30, 2016. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2018 and December 31, 2017.

On May 27, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 11), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount were amortized over the term of the note and were fully amortized as of September 30, 2016. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2018 and December 31, 2017.

On June 5, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $67,171, a debt discount of $50,000 (see Note 11), and derivative expense of $17,171. The Company also recorded OID of $2,632. The OID and debt discount were amortized over the term of the note and were fully amortized as of September 30, 2016. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2018 and December 31, 2017.

On July 1, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 11), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount were amortized over the term of the note and were fully amortized as of September 30, 2016. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2018 and December 31, 2017.

On July 15, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,512, a debt discount of $142,500 (see Note 11), and derivative expense of $59,406. The Company also recorded OID of $7,500. The OID and debt discount were amortized over the term of the note and were fully amortized as of September 30, 2016. The balance of the convertible promissory note amounted to $125,754 as of December 31, 2018 and December 31, 2017.

On July 23, 2015, the Company issued a convertible promissory note with a principal balance of $429,439 with a one year maturity date. This convertible debenture converts at 55% of the two lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $707,603, a debt discount of $429,439 (see Note 11), and derivative expense of $278,164. The debt discount was amortized over the term of the note and was fully amortized as of September 30, 2016. The balance of the convertible promissory note amounted to $236,289 as of December 31, 2018 and December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 9, 2015, three convertible promissory notes mentioned above were assigned to a third party note holder with the same terms and balances. On July 3, 2017 in an effort to resolve outstanding events of default to a note holder the Company modified the terms on an existing note from a 10% interest rate to a 12% interest rate with a retroactive date to September 11, 2016, the date of original maturity date and date of the first event of default. In addition, the Company agreed to incorporate the penalties and interest due to the note holder into the existing principal amount of the note increasing the principal balance of the note by $81,239 as of July 3, 2017. The Company also agreed to increase the discount on the note from 60% of the lowest traded price in the prior thirty trading days to 55% of the lowest traded price in the prior thirty trading days. The balance of the convertible promissory note amounted to $56,954 and $349,719 as of December 31, 2018 and December 31, 2017, respectively.

On October 19, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 11), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount were amortized over the term of the note and were fully amortized as of December 31, 2016. In December 2016, the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2018 and December 31, 2017.

On November 18, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,500 with a one year maturity date. This convertible debenture converts at 55% of the average of the two lowest traded prices in the prior 30 days before conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $259,764, a debt discount of $142,500 (see Note 11), and derivative expense of $117,264. The Company also recorded OID of $7,500. The OID and debt discount were amortized over the term of the note and were fully amortized as of December 31, 2016. In December 2016, the Company adjusted the convertible promissory note’s principal balance to $157,895 per recalculation of the OID. The balance of the convertible promissory note amounted to $157,895 as of December 31, 2018 and December 31, 2017.

On December 18, 2015, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $263,158 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $335,598, a debt discount of $237,500 (see Note 11), and derivative expense of $98,756. The Company also recorded OID of $12,500. The OID and debt discount were amortized over the term of the note and were fully amortized as of December 31, 2016. The balance of the convertible promissory note amounted to $263,158 as of December 31, 2018 and December 31, 2017.

On January 19, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $111,111 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $141,697, a debt discount of $95,000 (see Note 11), and derivative expense of $52,808. The Company also recorded OID of $5,000. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $61,111 as of December 31, 2018 and December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $201,359, a debt discount of $142,500 (see Note 11), and derivative expense of $59,254. The Company also recorded OID of $7,500. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $80,117 and $137,886 as of December 31, 2018 and December 31, 2017, respectively.

On March 7, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $118,573 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $151,213, a debt discount of $112,940 (see Note 11), and derivative expense of $38,569. The Company also recorded OID of $5,632. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $118,573 as of December 31, 2018 and December 31, 2017.

On April 1, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $105,263 with a six month maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $108,185, a debt discount of $95,000 (see Note 11), and derivative expense of $13,448. The Company also recorded OID of $5,000. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $105,263 as of December 31, 2018 and December 31, 2017.

On May 23, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a five month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,144, a debt discount of $47,500 (see Note 11), and derivative expense of $17,776. The Company also recorded OID of $2,500. The OID and debt discount were amortized over the term of the note. As of May 23, 2017, the convertible promissory note was in default. In November 2017, the Company renegotiated the convertible promissory note and agreed to waive all existing events of default through January 31, 2018. In addition, the Company agreed to roll all penalties and accrued interest amounting to $27,408 into the principal balance of the instrument. The Company also agreed to adjust the discount in the note from 60% of the lowest trading price during the 30 days prior to conversion to 55%. The balance of the convertible promissory note amounted to $0 and $80,039 as of December 31, 2018 and 2017, respectively.

On June 24, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $78,947 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,205, a debt discount of $71,250 (see Note 11), and derivative expense of $15,653. The Company also recorded OID of $3,750. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $78,947 as of December 31, 2018 and December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 20, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,141, a debt discount of $47,500 (see Note 11), and derivative expense of $8,641. The Company also recorded OID of $2,632. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2018 and December 31, 2017.

On July 29, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with an eighteen month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $56,137, a debt discount of $47,500 (see Note 11), and derivative expense of $8,637. The Company also recorded OID of $2,632 and deferred financing of $2,500. The OID, deferred financing, and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $52,632 as of December 31, 2018 and December 31, 2017.

On September 1, 2016, the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $157,895. In connection with the SPA, on September 1, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $157,895. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. On September 1, 2016, at the closing of the first tranche, the outstanding principle amount totaled $32,895. Each tranche will have a twelve month maturity date following the issuances of the tranche. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $35,086, a debt discount of $25,000 (see Note 11), and derivative expense of $10,086. The Company also recorded OID of $7,895. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $32,895 as of December 31, 2018 and December 31, 2017.

On September 2, 2016, the Company issued a second tranche of $25,000 related to the above note. The principal balance of the second tranche was recorded as $25,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $26,665, and derivative expense of $5,165. The Company also recorded deferred financing of $3,500. The deferred financing was amortized over the term of the note. The balance of the convertible promissory note amounted to $25,000 as of December 31, 2018 and December 31, 2017.

On April 10, 2017, the Company issued a third tranche of $15,000 related to the above referenced September 1, 2016 SPA. The principal balance of the third tranche was recorded as $15,000 with a twelve month maturity date. In connection herewith, the Company recorded a derivative liability of $25,835, and derivative expense of $25,835. The balance of the convertible promissory note amounted to $15,000 as of December 31, 2018 and December 31, 2017.

On October 18, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 11), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2018 and December 31, 2017.

On October 28, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $26,316 (see Note 11), and derivative expense of $10,393. The Company also recorded OID of $1,316. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2018 and December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 18, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $36,709, a debt discount of $25,000 (see Note 11), and derivative expense of $11,709. The Company also recorded OID of $1,316. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $26,316 as of December 31, 2018 and December 31, 2017.

On December 23, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $51,579 with a one year maturity date. This convertible debenture converts at 70% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,398, OID of $2,579 and derivative expense of $84,398. The OID was amortized over the term of the note. The balance of the convertible promissory note amounted to $51,579 as of December 31, 2018 and December 31, 2017.

On December 29, 2016, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395 and derivative expense of $11,557. The OID is being amortized over the term of the note. The balance of the convertible promissory note amounted to $7,895 as of December 31, 2017. This convertible promissory note was paid in full during 2018.

On January 17, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $25,772, OID of $750 and derivative expense of $25,772. The OID was amortized over the term of the note. The balance of the convertible promissory note amounted to $0 as of December 31, 2018 and $15,750 as of December 31, 2017.

On February 1, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $26,316 with a four month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $43,061, OID of $1,316 and derivative expense of $43,061. The OID was amortized over the term of the note. The balance of the convertible promissory note amounted to $0 as of December 31, 2018 and $26,316 as of December 31, 2017.

On February 3, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $34,449, OID of $1,053 and derivative expense of $34,449. The OID was amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of December 31, 2018 and December 31, 2017.

On April 10, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $25,835, OID of $789, debt discount of $14,210 and derivative expense of $11,643. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $0 as of December 31, 2018 and $15,789 as of December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 28, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $52,502, OID of $1,579, debt discount of $28,421, and derivative expense of $24,081. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $0 as of December 31, 2018 and $31,579 as of December 31, 2017.

On May 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,578 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $52,503, OID of $1,579, debt discount of $28,421and derivative expense of $24,081. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $0 as of December 31, 2018 and $31,579 as of December 31, 2017.

On June 8, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $21,053 with a six month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $35,002, OID of $1,053, debt discount of $18,947and derivative expense of $16,055. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $21,053 as of December 31, 2018 and December 31, 2017.

On June 23, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $42,105 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $70,003, OID of $2,105, debt discount of $37,895 and derivative expense of $32,108. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $42,105 as of December 31, 2017. This convertible promissory note was paid in full during 2018.

On July 18, 2017, the Company issued a convertible promissory note with a principal balance of $68,000 with a one year maturity date. an interest rate of 8%. This convertible debenture converts at 65% of the average lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing costs in connection with this convertible promissory note. The deferred financing costs were amortized over the term of the note. The balance of the convertible promissory note amounted to $68,000 as of December 31, 2017. This convertible promissory note was paid in full during 2018.

On October 2, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $52,502, OID of $1,579 and derivative expense of $52,502. The OID and deferred financing were amortized over the term of the note. The balance of the convertible promissory note amounted to $0 as of December 31, 2018 and $31,579 as of December 31, 2017.

On October 5, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $26,251, OID of $789 and derivative expense of $26,251. The OID and deferred financing were amortized over the term of the note. The balance of the convertible promissory note amounted to $0 as of December 31, 2018 and $15,789 as of December 31, 2017.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 25, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $57,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $96,254 OID of $2,895 and derivative expense of $96,254. The OID and deferred financing were amortized over the term of the note. The balance of the convertible promissory note amounted to $0 as of December 31, 2018 and $57,895 as of December 31, 2017.

On November 24, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $63,158 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $105,005, OID of $3,158 and derivative expense of $105,005. The OID and deferred financing were amortized over the term of the note. The balance of the convertible promissory note amounted to $0 as of December 31, 2018 and $63,158 as of December 31, 2017.

On December 7, 2017, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $46,229, OID of $1,579, debt discount of $28,421 and derivative expense of $17,808. The OID and debt discount were amortized over the term of the note. The balance of the convertible promissory note amounted to $31,579 as of December 31, 2018 and December 31, 2017.

On January 5, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $8,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $13,098, OID of $447, debt discount of $8,053 and derivative expense of $5,045. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $8,947 as of December 31, 2018.

On January 19, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $7,895 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $11,557, OID of $395, debt discount of $7,105 and derivative expense of $4,452. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $7,895 at December 31, 2018.

On January 24, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,591, OID of $2,632, debt discount of $47,368 and derivative expense of $37,223. The OID and debt discount were amortized over the term of the note. During June 2018, this promissory note was paid in full.

On January 30, 2018, the Company issued a convertible promissory note with a principal balance of $58,000 with a one year maturity date. This note holder has the right to convert the principal balance of the debenture beginning on the date which is one hundred eighty (180) days following the date of this note and ending on the later of the maturity date and the date of the default amount. The convertible promissory note has terms to convert at a 37% discount of the lowest trading price during the 10 days prior to conversion. The Company recorded $3,000 in deferred financing associated with this note. The deferred financing was amortized on a straight line basis over the term of the note. During August 2018, this promissory note was paid in full.

On February 9, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $15,789 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,434, OID of $789, debt discount of $8,434 and derivative expense of $15,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $15,789 at December 31, 2018.

On February 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $12,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $18,747, OID of $632, debt discount of $6,747 and derivative expense of $12,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $12,632 at December 31, 2018.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 26, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $39,056, OID of $1,316, debt discount of $14,056 and derivative expense of $25,000. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

On March 6, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $50,755, OID of $1,579, debt discount of $28,421 and derivative expense of $22,334. The OID and debt discount were amortized over the term of the note. During June 2018, this promissory note was paid in full.

On March 9, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $46,868, OID of $1,579, debt discount of $16,868 and derivative expense of $30,000. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

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

On March 21, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $74,001, OID of $2,632, debt discount of $24,000 and derivative expense of $50,001. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

On March 23, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $42,848, OID of $1,316, debt discount of $17,848 and derivative expense of $25,000. The OID and debt discount were amortized over the term of the note. During June 2018, this promissory note was paid in full.

On March 31, 2018, the Company issued a replacement convertible promissory note assigning two outstanding convertible promissory notes to a third party note holder with a principal balance of $74,754 and a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $121,717, OID of $439, debt discount of $54,858 and derivative expense of $74,754. The OID and debt discount were amortized over the term of the note. During June 2018, this promissory note was paid in full.

On April 3, 2018, the Company issued a 5% original issue discount (OID) convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $84,591, OID of $2,632, debt discount of $47,368 and derivative expense of $37,223. The OID and debt discount were being amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $105,263 with a one year maturity date. This convertible debenture converts at 55% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $145,905, OID of $5,263, debt discount of $94,737 and derivative expense of $51,168. The OID and debt discount were amortized over the term of the note. During June 2018, this promissory note was paid in full.

On April 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $55,368 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $64,472, OID of $2,368, debt discount of $50,632 and derivative expense of $13,841. The OID and debt discount are being amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

On April 18, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $131,876, OID of $5,250, debt discount of $108,000 and derivative expense of $23,876. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

On April 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $18,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $23,695, OID of $947, debt discount of $17,053 and derivative expense of $6,642. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $18,947 at December 31, 2018.

On May 2, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $129,000 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $150,229, OID of $6,000, debt discount of $123,000 and derivative expense of $27,229. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 16, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $113,250 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $131,904, OID of $5,250, debt discount of $108,000 and derivative expense of $23,904. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

On May 30, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $138,006, OID of $5,500, debt discount of $113,000 and derivative expense of $25,006. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

On June 13, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $122,273 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $142,418, OID of $5,750, debt discount of $116,523 and derivative expense of $25,894. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

On June 14, 2018, the Company issued two convertible promissory notes for prior services, each with a principal balance of $100,000 with a one year maturity date. Each convertible debenture converts at 70% of the lowest average three trading price during the 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a debt discount of $100,000 for each note, which is being amortized over the term of the notes. The balance of the convertible promissory notes was $200,000 at December 31, 2018.

On June 15, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $279,102 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $325,078, OID of $13,125, debt discount of $265,477 and derivative expense of $59,601. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

On June 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $118,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $138,022, OID of $5,500, debt discount of $113,000 and derivative expense of $25,022. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

On July 12, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $81,750 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $95,159, OID of $3,750, debt discount of $78,000 and derivative expense of $17,159. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 26, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $57,500 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $66,932, OID of $4,500, debt discount of $53,000 and derivative expense of $13,932. The OID and debt discount were amortized over the term of the note. This promissory note was included in the October 12, 2018 Note Settlement Agreement.

On July 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,775, OID of $2,362, debt discount of $47,368 and derivative expense of $18,406. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $52,632 at December 31, 2018.

On August 3, 2018, the Company issued a 10% OID convertible promissory note with a principal balance of $527,778 with a two year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $1,311,420, OID of $52,778, debt discount of $422,222 and derivative expense of $889,198. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note, net of required monthly payments, was $476,667 at December 31, 2018.

On September 5, 2018, the Company issued a 10% OID convertible promissory note with a principal balance of $527,778 with a two year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $1,015,365, OID of $52,778, debt discount of $412,222 and derivative expense of $603,143. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note, net of required monthly payments, was $494,444 at December 31, 2018.

On September 6, 2018, the Company issued a convertible promissory note for future services with a principal balance of $100,000 with a one year maturity date. This convertible debenture converts at 85% of the lowest trading price during the 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a debt discount of $100,000, which is being amortized over the term of the note. The balance of the convertible promissory note was $100,000 at December 31, 2018.

On September 25, 2018, the Company executed a Securities Purchase Agreement (SPA), with an effective date of August 3, 2018. In connection with the SPA the Company may issue 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $136,842. In connection with the SPA, on September 10, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $136,842 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $322,204, OID of $6,842, debt discount of $103,158 and derivative expense of $219,046. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $136,842 at December 31, 2018.

On October 5, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $50,000, OID of $2,632, and debt discount of $50,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $52,632 at December 31, 2018.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 12, 2018, the Company successfully restructured all outstanding debt with an existing lending partner (“Agreement”). The Agreement satisfies approximately $1,456,000 of convertible notes payable and accrued interest for $1,200,000 of cash over a specified payment schedule. As part of the Agreement, the lending partner also agreed to an immediate lock up of all of its convertible notes and no further conversions. On December 21, 2018, the Agreement was amended to adjust the amount of each periodic payment. The outstanding balance of the Agreement was $700,000 at December 31, 2018.

On October 13, 2018, the Company executed a Securities Purchase Agreement (SPA). In connection with the SPA the Company may issue 10% original issue discount (OID) convertible promissory notes with an aggregate principal balance amounting to $2,722,222. In connection with the SPA, on October 15, 2018, the Company issued a 10% original issue discount (OID) convertible promissory note with a principal balance of $833,333. This convertible debenture converts at 60% of the lowest VWAP during the 30 days prior to conversion. The promissory note will be fulfilled by issuing multiple tranches. Each tranche will have a twenty four month maturity date following the issuances of the tranche. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $750,000, OID of $83,333, deferred financing costs of $275,000, and a debt discount of $750,000 (see Note 11). The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note amounted to $833,333 as of December 31, 2018.

On October 17, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $50,000, OID of $2,632, and debt discount of $50,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $52,632 at December 31, 2018.

On October 25, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $68,421 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $65,000, OID of $3,421, and debt discount of $65,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $68,421 at December 31, 2018.

On November 1, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $84,211 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $80,000, OID of $4,211, and debt discount of $80,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $84,211 at December 31, 2018.

On November 5, 2018, the Company issued a second tranche related to the October 13, 2018 SPA as noted above. The Company issued a 10% OID convertible promissory note with a principal balance of $421,053 with a two year maturity date. This convertible debenture converts at 60% of the lowest VWAP during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $400,000, OID of $21,053, and debt discount of $400,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $421,053 at December 31, 2018.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 16, 2018, the Company issued a third tranche related to the October 13, 2018 SPA as noted above. The Company issued a 10% OID convertible promissory note with a principal balance of $555,556 with a two year maturity date. This convertible debenture converts at 60% of the lowest VWAP during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $500,000, OID of $55,556, deferred financing costs of $15,000, and debt discount of $500,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $555,556 at December 31, 2018.

On November 26, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $26,318 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $25,000, OID of $1,316, and debt discount of $25,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $26,316 at December 31, 2018.

On November 29, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $52,632 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $50,000, OID of $2,632, and debt discount of $50,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $52,632 at December 31, 2018.

On December 11, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $42,105 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $40,000, OID of $2,105, and debt discount of $40,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $42,105 at December 31, 2018.

On December 17, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $31,579 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $30,000, OID of $1,579, and debt discount of $30,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $31,579 at December 31, 2018.

On December 21, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $105,263 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $100,000, OID of $5,263, and debt discount of $100,000. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $105,263 at December 31, 2018.

On December 27, 2018, the Company issued a 5% OID convertible promissory note with a principal balance of $28,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $27,500, OID of $1,447, and debt discount of $27,500. The OID and debt discount are being amortized over the term of the note. The balance of the convertible promissory note was $28,947 at December 31, 2018.

During the years ended December 31, 2018 and 2017 amortization of debt discount amounted to $2,329,447 and $403,245, respectively.

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

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2016 to December 31, 2018:

Conversion feature derivative liability
Balance at December 31, 2016	$4,956,637
Initial fair value of derivative liability recorded as debt discount	336,094
Initial fair value of derivative liability charged to other expense	537,541
Reclass of derivative liability to additional paid in capital due to conversions	(390,996)
Loss on change in fair value included in earnings	(1,485,907)
Balance at December 31, 2017	3,953,369
Initial fair value of derivative liability recorded as debt discount	4,667,665
Initial fair value of derivative liability charged to other expense	2,468,667
Gain on change of derivative liabilities from convertible notes payable conversions	(2,507,705)
Loss on change in fair value included in earnings	3,377,004
Balance at December 31, 2018	$11,959,000

Total derivative liability at December 31, 2018 and December 31, 2017 amounted to $11,959,000 and $3,953,369, respectively. The change in fair value included in earnings of $3,377,004 is due in part to the quoted market price of the Company’s common stock decreasing from $0.0131 at December 31, 2017 to $.00342 at December 31, 2018 coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated in convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with Monte Carlo simulations at December 31, 2018:

Expected volatility	177% - 286%
Expected term	3 – 23 months
Risk-free interest rate	2.45% - 2.63%
Stock price	$0.0034

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

During 2017, the Company issued 11,739,816 shares of common stock at contractual rates ranging from $0.34 to $0.009 for the conversion of $223,669 in principal and $9,624 in accrued interest of convertible notes payable (See Note 10).

Effective May 22, 2017 the Company executed a 1-200 Reverse Stock Split (see Note 1).

Effective July 31, 2018, the Company’s Registration Statement on Form S-1 (“S-1”) was approved by the U.S. Securities and Exchange Commission, providing the Company the ability to sell up to 60,000,000 shares of its common stock to GHS Investments LLC. During 2018, the Company issued 60,000,000 shares of common stock at rates ranging from $.00296 to $.00748 for the sale of shares under the provisions of the S-1, generating $291,237 in proceeds to the Company.

On October 4, 2018, the Company increased the number of authorized shares of common stock from 1,000,000,000 to 4,000,000,000.

During 2018, the Company issued 380,155,618 shares of common stock at contractual rates ranging from $0.0018 to $0.120 for the conversion of $1,088,943 in principal and accrued interest of convertible notes payable (See Note 10).

During 2018, the Company issued 16,000,000 shares of common stock to employees of the Company for $118,400 in non-cash compensation. These shares were valued at the closing market price on the date of issuance which ranges from $0.0058 to $0.009. These shares vested immediately upon issuance and accordingly their value was recorded as stock compensation expense.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due to Related Parties

As of December 31, 2018 and December 31, 2017 the Company had a payable to its Chief Executive Officer amounting to $1,814. This amount is considered short-term in nature and non-interest bearing.

Note Payable – related party

The following related party transactions have been presented on the balance sheet in Note Payable – related party. In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company executed a non-interest bearing note payable in the amount of $830,000 due to the former CEO of the Acquisition Companies. The balance of the non-interest bearing note payable as of December 31, 2018 was $778,000.

NOTE 14 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. The barter revenue for the years ended December 31, 2018 and 2017 totaled $9,822 and $27,721, respectively.

NOTE 15 - ACCRUED PAYROLL TAXES

As of December 31, 2018 and December 31, 2017 the Company recorded a liability related to unpaid payroll taxes which includes interest and penalties of approximately $39,593 and $135,000, respectively. The liability was incurred in the years ended December 31, 2007 through December 31, 2018 as a result of the Company not remitting payroll tax liabilities. Such amount also includes current payroll tax liabilities and has been included in accrued expenses in the accompanying consolidated financial statements. The Company has not received any notices from the IRS related to the unpaid payroll taxes.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – COMMITMENTS

Leases:

In connection with the Purchase Agreement of the Acquisition Companies (see Note 1) the Company assumed a lease for office space with a four year term beginning on April 1, 2015 and ending on March 31, 2019. The Company had the option to renew the lease for an additional six years after the expiration date, however, elected to execute an extension for 60 days beginning April 1, 2019. The monthly rent expense under the lease is $11,371 and the monthly rent under the extension is $12,319.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Leases	$58,751	58,751	-	-	-
Total Contractual Obligations:	$58,751	58,751	-	-	-

Rent expense for 2018 was $136,452 and for the period of April 20, 2017 through December 31, 2017 was $90,968.

NOTE 17 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company estimates its net operating loss carry forward for tax purposes to be approximately $10.3 million at December 31, 2018, expiring through the year 2038. As noted below, the Company is delinquent in its income tax filings and has not reported its losses to the taxing authorities since 2010. Therefore, utilization of tax losses may be limited due to non-filing of returns for 2011, 2012, 2013, 2014, 2015, 2016, and 2017. Also, Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after certain ownership shifts.

The Company last filed an income tax return for the year ended December 31, 2010. Tax years ending December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011 will be subject to IRS examination for a period of three years after the file dates, and the Company’s tax net operating loss carryforwards have not yet been established with the taxing authorities due to non-filing.

Effective December 22, 2017, a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 38.5% to 25.4%. The change in the blended tax rate reduced the 2017 net operating loss carryforward deferred tax assets by approximately $2.2 million during the year ended December 31, 2017. The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the years ended December 31, 2018 and 2017:

	2018	2017
Federal income tax benefit at statutory rate (21% for 2018 and 35% for 2017)	$(2,112,173)	$(542,000)
State income taxes, net of benefit	(442,551)	(54,000)
Stock based compensation and other permanent differences	1,939,082	1,169,000
Effect of change in federal rate to 21%	-	(180,000)
Increase (Decrease) in valuation allowance	615,642	(393,000)
Net income tax benefit	$-	$-

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$10,315,642	$9,700,000
Allowance for doubtful account	17,261	41,000
Accrued salaries	574,199	550,460
Total Deferred tax asset	10,907,102	10,291,460
Less: Valuation allowance	(10,907,102)	(10,291,460)
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2018 and 2017, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $615,642 and decreased by $393,000 during 2018 and 2017, respectively.

At December 31, 2018, the Company has a total net operating loss carryforward of approximately $40,600,000, which expire through 2038.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company issued 5% OID convertible promissory notes with principal balances totaling approximately $847,000 with maturity dates of one year. These convertible debentures convert at 40% of the lowest trading price during the 30 days prior to conversions. Due to certain ratchet provisions contained in the convertible promissory notes the Company will account for these conversion features as derivative liabilities.

Subsequent to December 31, 2018, the Company issued approximately 108,000,000 shares of common stock upon conversion of approximately $189,000 of convertible promissory notes and approximately $17,000 of accrued interest. These notes were converted at contractual rates ranging from $.00176 to $.00228.

Subsequent to December 31, 2018, the Company filed a Registration Statement on Form S-8 to register with the U.S. Securities and Exchange Commission 48,000,000 shares of the Company’s common stock, which may be issued by the Company upon the exercise of options granted, or other awards made, pursuant to the terms of the 2019 Incentive Plan.

Subsequent to December 31, 2018, the Company issued 26,000,000 shares of common stock at the fair market value rate of $0.004 totaling $104,000 to the Company’s CFO for services rendered. The Company also issued 10,000,000 shares of common stock at the fair market value rate of $0.004 totaling $40,000 to an employee for services rendered. Both issuances were from the 48,000,000 shares of the Company’s common stock as registered on Form S-8 on February 19, 2019.

Subsequent to December 31, 2018, the Company’s CEO agreed to convert approximately $1,800,000 in debt owed to him from the Company, consisting of money he invested and accrued compensation, into preferred shares of equity of the Company.

