Form 10-Q
period 2019-03-31
DIRECTVIEW HOLDINGS INC
filed 2019-05-15
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2019

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

(561) 750-9777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[X]	Smaller Reporting Company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 8, 2019, there were 678,099,996 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$86,805	$101,116
Accounts Receivable, net	181,727	234,546
Contract Assets	40,384	97,140
Inventory	117,300	108,805
Other Current Assets	114,464	149,340

Total Current Assets	540,680	690,947

PROPERTY AND EQUIPMENT, net	10,995	12,522

Goodwill	794,830	794,830
Intangible Assets, net	424,474	476,115

Total Assets	$1,770,979	$1,974,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $3,219,241 and $3,105,166 at March 31, 2019 and December 31, 2018, respectively	$4,507,748	$4,257,574
Short Term Advances	146,015	146,015
Note Payable	116,792	165,355
Accounts Payable	671,257	606,819
Credit Card Payable	311,708	305,093
Accrued Expenses	4,762,529	4,542,124
Contract Liability	5,175	5,735
Due to Related Parties	1,814	1,814
Note Payable - related party, current	52,000	52,000
Derivative Liability	11,853,953	11,959,000
Total Current Liabilities	22,428,991	22,041,529

Note Payable-related party, net of current portion	714,000	726,000

Total Liabilities	23,142,991	22,767,529

Commitments and Contingencies (see Note 15)

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of March 31, 2019 and December 31, 2018)	-	-
Common Stock ($0.0001 Par Value; 4,000,000,000 Shares Authorized; 613,873,952 and 470,029,589 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	61,387	47,003
Additional Paid-in Capital	18,948,047	18,611,890
Accumulated Deficit	(40,350,771)	(39,427,642)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(21,341,337)	(20,768,749)

Non-Controlling Interest in Subsidiary	(30,675)	(24,366)

Total Stockholders’ Deficit	(21,372,012)	(20,793,115)

Total Liabilities and Stockholders’ Deficit	$1,770,979	$1,974,414

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

NET SALES:
Sales of Product	$497,646	$967,057
Services	127,935	234,073
Total Net Sales	625,581	1,201,130

COST OF SALES:
Cost of Product	311,455	416,346
Cost of Services	124,007	241,932
Total Cost of Sales	435,462	658,278

GROSS PROFIT	190,119	542,852

OPERATING EXPENSES:
Marketing and Public Relations	233,746	198,982
Rent	34,113	34,114
Depreciation	1,528	50,140
Amortization	51,642	51,641
Compensation and Related Taxes	477,660	319,526
Other Selling, General and Administrative	240,998	241,493

Total Operating Expenses	1,039,687	895,896

LOSS FROM OPERATIONS	(849,568)	(353,044)

Gain (Loss) on Change in Fair Value of Derivative Liabilities	2,258,405	(24,902,861)
Gain on Change of Derivative Liabilities from Convertible Notes Payable Conversions	207,642	-
Initial Derivative Expense	(1,549,000)	(425,600)
Amortization of Debt Discount	(646,602)	(108,191)
Amortization of Deferred Financing Costs	(43,406)	(1,965)
Interest Expense	(306,909)	(301,839)

Total Other Expense	(79,870)	(25,740,456)

NET LOSS	(929,438)	(26,093,500)

Net Loss Attributable to Non-Controlling Interest	6,309	20,983

Net Loss Attributable to DirectView Holdings, Inc.	$(923,129)	$(26,072,517)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.58)
Diluted	$(0.00)	$(0.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	524,764,147	44,908,006
Diluted	524,764,147	44,908,006

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional		Non-	Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2018	51	$-	470,029,589	$47,003	$18,611,890	$(39,427,642)	$(24,366)	$(20,793,115)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			107,844,363	10,784	195,757			206,541

Issuance of Common Stock in connection with services rendered			36,000,000	3,600	140,400			144,000

Net loss						(923,129)	(6,309)	(929,438)

Balance at March 31, 2019	51	$-	613,873,952	$61,387	$18,948,047	$(40,350,771)	$(30,675)	$(21,372,012)

	Preferred Stock		Common Stock		Additional		Non-	Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2017	51	$-	13,873,971	$1,387	$17,158,926	$(29,396,982)	$2,941	$(12,233,728)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			88,463,253	8,847	213,043			221,890

Issuance of Common Stock in connection with services rendered			8,000,000	800	71,200			72,000

Net loss						(26,072,517)	(20,983)	(26,093,500)

Balance at March 31, 2018	51	$-	110,337,224	$11,034	$17,443,169	$(55,469,499)	$(18,042)	$(38,033,338)

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(929,438)	$(26,093,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,170	101,782
Stock compensation expense	144,000	72,000
(Gain) Loss on change in fair value of derivative liabilities	(2,258,405)	24,902,861
(Gain) on change of derivative liabilities from convertible notes payable conversions	(207,642)	-
Initial derivative liability expense	1,549,000	425,600
Amortization of debt discount	646,602	108,191
Amortization of deferred financing costs	43,406	1,965
Amortization of original issue discount	54,597	6,372
(Increase) Decrease in:
Accounts receivable	52,819	(105,281)
Contract assets	56,756	-
Inventory	(8,495)	-
Other current assets	34,876	69
Other assets	-	(10,545)
Increase (Decrease) in:
Accounts payable	64,438	192,061
Accrued expenses	291,628	389,571
Contract liability	(560)	(43,646)

Net Cash Used in Operating Activities	(413,248)	(52,500)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(5,130)

Net Cash Used in Investing Activities	-	(5,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(48,563)	(118,877)
Proceeds from convertible notes payable	699,500	308,500
Repayments of convertible notes payable	(240,000)	-
Repayments to line of credit	-	(4,020)
Payments to related parties	(12,000)	(12,000)

Net Cash Provided by Financing Activities	398,937	173,603

Net (Decrease) Increase in Cash	(14,311)	115,973

Cash - Beginning of Period	101,116	68,437

Cash - End of Period	$86,805	$184,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$6,458	$25,420
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock (in connection with conversion of convertible promissory notes and accrued interest)	$206,541	$222,440
Initial recognition of derivative liability as debt discount	$812,000	$229,673

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DirectView Holdings, Inc., (the “Company”), was incorporated in the State of Delaware on October 2, 2006. On July 6, 2012 the Company changed its domicile from Delaware and incorporated in the State of Nevada.

The Company has the following six subsidiaries: DirectView Video Technologies Inc. (“DVVT”), DirectView Security Systems Inc. (“DVSS”), Ralston Communication Services Inc. (“RCI”), Meeting Technologies Inc. (“MT”), Virtual Surveillance (“VS”), and Apex CCTV, LLC (“APEX”).

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, five wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 12% which is owned by the Company’s Chief Executive Officer) as of March 31, 2019. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on April 12, 2019.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2019, the results of operations for the three months ending March 31, 2019, and the cash flows for the three months ending March 31, 2019, have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, and revenues and expenses during the reporting period. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, deferred tax asset valuation allowance, valuation of stock-based compensation, the useful life of property and equipment, valuation of beneficial conversion features on convertible debt, valuation of intangible assets and the assumptions used to calculate the fair value of derivative liabilities.

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2019 and December 31, 2018, the Company reflected a non-controlling interest of ($30,676) and ($24,366) in connection with our majority-owned subsidiary, DirectView Security Systems Inc., as reflected in the accompanying March 31, 2019 unaudited consolidated balance sheet and December 31, 2018 consolidated balance sheet, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2019 and December 31, 2018 the Company had no bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2019 and December 31, 2018. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. At March 31, 2019 and December 31, 2018 there were not any cash equivalents.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2019 and December 31, 2018, management determined that an allowance was necessary which amounted to approximately $68,000 at both dates. During the three months ended March 31, 2019 and 2018, the Company did not recognize any write-offs related to uncollectible accounts receivable.

Contract Assets

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned. As of March 31, 2019 and December 31, 2018, the Company had $40,384 and $97,140, respectively included on its balance sheets under Contract Assets.

Advertising

Advertising is expensed as incurred. Advertising expense for the three months ended March 31, 2019 and 2018 was $233,746 and $198,982, respectively.

Shipping costs

Shipping costs are included in cost of sales for VS and Apex and shipping costs are included in other selling, general and administrative expenses for DVVS and were deemed to be not material for the three months ended March 31, 2019 and 2018, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers’ needs the Company purchased inventory items and had $117,300 and $108,805 in inventory at March 31, 2019 and December 31, 2018, respectively.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2019 and 2018.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of the date of this filing.

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

Pursuant to Accounting Standards Update (“ASU”) 2018-07, for share-based payments to consultants and other third-parties, compensation expense is determined at the “grant date.” The expense is recognized over the service period of the award. The Company recorded stock based compensation of $144,400 and $72,000 for employees during the three months ended March 31, 2019 and 2018, respectively.

Loan Costs

The Company records loan costs as a debt discount which is amortized to interest expense over the terms of the note payable in accordance with ASU 2015-3 “Interest – Imputation of Interest” – Simplifying the Presentation of Debt Issuance Costs.

Revenue recognition

Effective January 1, 2018 (beginning of fiscal year 2018), the Company adopted the requirements of ASU 2014-09 (ASC 606) and related amendments, using the modified retrospective method. The adoption of ASC 606 did not have any impact on the Company’s consolidated financial statements. The adoption of ASC 606 did not have a significant impact on the Company’s revenue recognition policy as revenues on the substantial majority of the Company’s contracts continue to be recognized over time.

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

Revenue for video equipment sales and security surveillance equipment sales is recognized upon delivery and installation which the Company has determined is the point in time that control is transferred to the customer. Due to the nature of the Company’s business it is not practicable to return products, therefore the Company has determined that it is not necessary to estimate for sales returns and allowances. The Company’s manufacturers provide the highest quality products available. If there is a defect in a product related to materials or workmanship, the Company extends the manufacturer’s warranty to its customers. To date this process has never occurred. Therefore no warranty liability is recorded.

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

The following table illustrates our revenue by type related to the three months ended March 31, 2019 and 2018:

Period Ended March 31,	2019	2018
Sales of Product
Texas	$461,922	$927,861
New York	35,724	39,196
Total Sales of Product	497,646	967,057

Services
Texas	123,935	180,946
New York	4,000	53,127
Total Services	127,935	234,073
Total Net Sales	$625,581	$1,201,130

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	March 31, 2019	December 31, 2018
Contract Assets	$40,384	$97,140
Contract Liabilities	$5,175	$5,735

Contract receivables are recognized when the receipt of consideration is unconditional.

During the three months ended March 31, 2019, the Company recognized revenue equal to the balance of the contract liability at December 31, 2018.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations

The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at March 31, 2019 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the contract liabilities at March 31, 2019 within the next year.

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

During the three months ended March 31, 2019, two customers accounted for 42% of revenues. During the three months ended March 31, 2018, one customer accounted for 52% of revenues.

At March 31, 2019, four customers accounted for 65% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the four customers:

Customer 1	21%
Customer 2	16%
Customer 3	15%
Customer 4	13%
Total	65%

At December 31, 2018, two customers accounted for 71% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the two customers:

Customer 1	47%
Customer 2	24%
Total	71%

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At March 31, 2019 and December 31, 2018, the Company had approximately 3.1 billion and 2.8 billion share equivalents issuable pursuant to embedded conversion features, respectively.

Recently Adopted Accounting Standards

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” and amendments, which improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit), the new ASU requires both types of leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit). The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2019, the Company adopted Accounting Standards Update 2018-07, which reduces cost and complexity and improves financial reporting for share-based payment transactions for acquiring goods or services from nonemployees. Under this update standard, an entity applies the requirements to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Furthermore, this update standard applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on our consolidated financial statements, except as described below.

During January 2017, the FASB issued Accounting Standards Update 2017-04, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.

During August 2018, the FASB issued Accounting Standards Update 2018-13, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2019, the Company had an accumulated deficit of approximately $40.4 million, a stockholders’ deficit of approximately $21.3 million and a working capital deficiency of approximately $21.9 million. The net cash used in operating activities for the three months ended March 31, 2019 totaled $413,248. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2019	December 31, 2018
Computer Equipment	1 year	$23,439	$23,438
Office Equipment	1 year	5,866	5,866
Telephone System	1 year	11,576	11,576
ERP Software	1 year	150,000	150,000
Vehicles	1 year	22,667	22,667
Furniture & Fixtures	2-3 years	2,000	2,000
Less: Accumulated depreciation		(204,553)	(203,025)
		$10,995	$12,522

For the three months ended March 31, 2019 and 2018, depreciation expense amounted to $1,528 and $50,140, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets other than goodwill are amortized on a straight line basis over their useful lives. Intangible assets consist of the following:

	March 31, 2019	December 31, 2018	Useful Lives
Intangible assets:
Goodwill	$794,830	$794,830
Customer Relationships	95,000	95,000	10 years
Brand	204,000	204,000	10 years
Technology	530,000	530,000	3 years
Total	1,623,830	1,623,830
Less: Accumulated amortization	(404,526)	(352,885)
	$1,219,304	$1,270,945

Amortization expense related to the intangible assets for the three months ended March 31, 2019 and 2018 was $51,642 for each period.

NOTE 5 – NOTE PAYABLE - RELATED PARTY

In connection with the Securities Purchase Agreement dated April 20, 2017, (the “Purchase Agreement”), whereby the Company acquired Video Surveillance, LLC and Apex CCTV, LLC, (collectively, the “Acquisition Companies”), the Company executed a non-interest bearing Note Payable – related party with an initial principal amount of $830,000. The Note Payable – related party initial principal amount of $830,000 will be reduced by the calculated cash payout of $2,000 related to the terms in this Purchase Agreement and certain payments owed in accordance with the Employment Agreement with the former sole member and equity owner of each of the Acquisition Companies (the “Seller”) in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on April 20, 2017. Upon delivery by the Company of the final note payment to the Seller related to the Employment Agreement, this Note Payable – related party shall be forfeited and cancelled and of no further force or effect, and the Company shall have no further obligations on this Note Payable – related party. No payments have been remitted pursuant to the Cash Payout as of March 31, 2019. At March 31, 2019 and December 31, 2018, the balance of this Note Payable – related party was $766,000 and $778,000, respectively.

NOTE 6 – NOTES PAYABLE

During 2012, the Company entered into demand notes with Regal Capital (formerly a related party) with principal amounts totaling $116,792 bearing interest at 12% per annum. At March 31, 2019 and December 31, 2018 the notes amounted to $116,792 and $116,792, respectively.

On April 20, 2017, in connection with the Purchase Agreement, the Company assumed a note payable with a balance of $1,923,896 that Video Surveillance, LLC and Apex CCTV, LLC were jointly and severally liable for with a maturity date of April 2025 and an interest rate of 4.35%. This note payable was guaranteed by the VS and Apex previous managing member and his spouse and collateralized by all of the assets of the companies acquired under the Purchase Agreement. Per the Purchase Agreement the note was to be paid within 180 days of the Effective Date, however, the Company has not complied with the payment terms. On July 27, 2018, the Company entered into a settlement with JP Morgan Chase Bank, N.A. (“Chase”) regarding payment of the outstanding balance under this note payable, known as the Promissory Note and U.S. Small Business Administration Note dated April 15, 2015 (the “Notes”) in the aggregate principal amount of approximately $1,900,000 including interest (the “Loan Amount”) between Video Surveillance LLC, Apex CCTV LLC, and Chase. According to the terms of the settlement, the Company and Chase agreed to a full and final settlement of the Loan Amount and the related transactions thereunder in exchange for payment by the Company in the amount of $475,000 on August 3, 2018 (the “Initial Payment”) and three additional payments of $475,000 each month thereafter (the “Additional Payment”). As of the date hereof, the Company has timely made the Initial and three Additional Payments to Chase. During January 2019, a final interest payment of approximately $49,000 was made to Chase, paying the Loan Amount in full.

At March 31, 2019 and December 31, 2018, notes payable amounted to $116,792 and $165,355, respectively.

Accrued interest on the notes payable amounted to approximately $100,540 and $97,000 as of March 31, 2019 and December 31, 2018, respectively and is included in accrued expenses.

NOTE 7 – SHORT TERM ADVANCES

During prior years, the Company received advances from an unrelated party for operating expenses. These advances are payable in cash and are non-interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 at March 31, 2019 and December 31, 2018, respectively.

NOTE 8 – ACCRUED EXPENSES

At March 31, 2019 and December 31, 2018, the Company had accrued expenses of $4,762,529 and $4,542,124, respectively. The following table displays the accrued expenses by category.

	March 31, 2019	December 31, 2018
Operating Expenses	$213,828	$235,826
Employee Commissions		-
Interest	2,329,913	2,169,257
Salaries	2,038,931	2,029,838
Sales Tax Payable	83,679	67,610
Payroll Liabilities	96,178	39,593
	$4,762,529	$4,542,124

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

	March 31, 2019	December 31, 2018
Secured convertible promissory notes	$7,726,989	$7,362,740

Debt discount liability	(2,719,679)	(2,554,282)

Debt discount original issue discount	(254,010)	(269,426)

Debt discount deferred financing	(245,552)	(281,458)
Secured convertible promissory notes, net	$4,507,748	$4,257,574

During the period January 1, 2019 through March 31, 2019, the Company issued various 5% original issue discount (“OID”) convertible promissory notes with an aggregate principal balance of $846,737 with maturities of one year. These convertible debentures convert at 60% or 61% of the lowest trading price during either the 30, 20, or 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory notes the Company accounted for these conversion features as derivative liabilities. In connection herewith, the Company recorded an aggregate derivative liability of $812,000, OID of $34,737, deferred financing costs of $7,500, and debt discount of $812,000. The OID’s, deferred financing costs, and debt discounts are being amortized over the related term of each note. The aggregate balance of the convertible promissory notes was $846,737 at March 31, 2019. The aggregate balance of the convertible promissory notes, net of OIDs, deferred financing costs, and debt discounts, at March 31, 2019 was $110,715.

During the three months ended March 31, 2019 and 2018, amortization of debt discount amounted to $646,602 and $108,191, respectively.

NOTE 10 – DERIVATIVE LIABILITY

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operation as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2017 to March 31, 2019:

Conversion feature derivative liability
Balance at December 31, 2017	$3,953,369
Initial fair value of derivative liability recorded as debt discount	4,667,665
Initial fair value of derivative liability charged to other expense	2,468,667
Gain on change of derivative liabilities from convertible notes payable conversions	(2,507,705)
Loss on change in fair value included in earnings	3,377,004
Balance at December 31, 2018	$11,959,000
Initial fair value of derivative liability recorded as debt discount	812,000
Initial fair value of derivative liability charged to other expense	1,549,000
Gain on change of derivative liabilities from convertible notes payable conversions	(207,642)
Gain on change in fair value included in earnings	(2,258,405)
Balance at March 31, 2019	$11,853,953

Total derivative liability at March 31, 2019 and December 31, 2018 amounted to $11,853,953 and $11,959,000, respectively. The change in fair value included in earnings of $2,258,405 is due in part to the quoted market price of the Company’s common stock increasing from $0.0034 at December 31, 2018 to $0.0044 at March 31, 2019, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with Monte Carlo simulations at March 31, 2019:

Expected volatility	116% - 216%
Expected term	3 – 20 months
Risk-free interest rate	2.27% - 2.45%
Stock price	$0.0044

NOTE 11 - STOCKHOLDERS’ DEFICIT

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

During February 2019, the Company filed a Registration Statement on Form S-8 to register with the U.S. Securities and Exchange Commission 48,000,000 shares of the Company’s common stock, which may be issued by the Company upon the exercise of options granted, or other awards made, pursuant to the terms of the 2019 Incentive Plan.

During February 2019, the Company issued 26,000,000 shares of common stock at the fair market value rate of $0.004 totaling $104,000 to the Company’s Chief Financial Officer for services rendered. The Company also issued 10,000,000 shares of common stock at the fair market value rate of $0.004 totaling $40,000 to an employee for services rendered. Both issuances were from the 48,000,000 shares of the Company’s common stock as registered on Form S-8 on February 19, 2019.

During March 2019, the Company entered into an Equity Purchase Agreement (“Equity Purchase Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with Oasis Capital, LLC, a Puerto Rico limited liability company (“Oasis”). Under the terms of the Equity Purchase Agreement, Oasis agreed to purchase from the Company up to $5,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) and subject to certain limitations and conditions set forth in the Equity Purchase Agreement.

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to Oasis and Oasis will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to Oasis in each put notice shall not exceed the lesser of $1,000,000 or one hundred percent (100%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put. Pursuant to the Equity Purchase Agreement, Oasis and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to Oasis that would result in Oasis’s beneficial ownership of the Company’s outstanding Common Stock exceeding 9.99%. The price of each put share shall be equal to eighty five percent (85%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to Oasis until the earlier of (i) the date on which Oasis has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Equity Purchase Agreement, (ii) March 22, 2022, or (iii) written notice of termination delivered by the Company to Oasis, subject to certain equity conditions set forth in the Equity Purchase Agreement. In connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company agreed to issue Commitment Shares (as defined in the Equity Purchase Agreement) to Oasis.

During March 2019, the Company’s Chief Executive Officer agreed to convert approximately $1,800,000 in debt owed to him from the Company, consisting of money he invested and accrued compensation, into preferred shares of equity of the Company. At March 31, 2019, the agreed upon conversion had not yet occurred.

During the three months ended March 31, 2019, the Company issued 107,844,363 shares of common stock at contractual rates ranging from $0.0018 to $0.0023 for the conversion of $189,200 in principal and $17,341 in accrued interest of convertible notes payable.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due to Related Parties

At March 31, 2019 and December 31, 2018, the Company had a payable to its Chief Executive Officer amounting to $1,814. The amount is considered short-term in nature and non-interest bearing.

Note Payable – related party

The following related party transactions have been presented on the balance sheet in Note Payable – related party. In connection with the Securities Purchase Agreement dated April 20, 2017, the Company executed a non-interest bearing note payable in the amount of $830,000, as further described in Note 5. During the three months ended March 31, 2019, the Company paid $12,000 related to this note payable. At March 31, 2019 and December 31, 2018, the balance of this note payable was $766,000 and $778,000, respectively.

NOTE 13 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. There was no barter revenue for the three months ended March 31, 2019 or March 31, 2018.

NOTE 14 - ACCRUED PAYROLL TAXES

At March 31, 2019, the Company maintained a liability related to current and certain unpaid payroll taxes of approximately $96,000, of which approximately $81,000 relates to current payroll taxes and approximately $15,000 relates to certain unpaid payroll taxes and includes interest and penalties. Although the Company has not received any notices from the IRS related to the unpaid payroll taxes, the Company confirmed the outstanding balances with the IRS. At December 31, 2018 the Company had approximately $40,000 recorded as a liability related to this matter. Such amounts are included in accrued expenses in the accompanying unaudited consolidated financial statements.

NOTE 15 – COMMITMENTS

Leases:

The Company’s current office space was leased under a four year term which ended March 31, 2019. Prior to the expiration of the lease, the Company executed an extension for 60 days which began April 1, 2019, and continues month-to-month until the Company provides an advance 30-day termination notification. The monthly rent under the extension is $12,319.

Rent expense for the three months ended March 31, 2019 and 2018 was $34,113 and $34,114, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company issued 5% OID convertible promissory notes with principal balances totaling approximately $240,000 with maturity dates of one year. These convertible debentures convert at 60% of the lowest trading price during the 30 days prior to conversions.

Subsequent to March 31, 2019, the Company issued 64,226,044 shares of common stock upon conversion of approximately $100,000 of convertible promissory notes and approximately $34,000 of accrued interest. These notes were converted at contractual rates ranging from $0.00204 to $0.00216.

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

Effective April 20, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Video Surveillance Limited Liability Company, a Texas limited liability company with an assumed name of Virtual Surveillance (“VS”), Apex CCTV Limited Liability Company, a Texas limited liability company formerly known as Vaultronics (“APEX” and together with VS, the “Acquisition Companies”), and Mark D. Harris the sole member and equity owner of each of the Acquisition Companies (the “Seller”). The Company entered into the SPA to expand business operations and increase its presence. We anticipate serving more clients and increasing revenue with the addition of VS and APEX.

Our operations are conducted within New York and Texas.

We operate our security division through DirectView Security, Virtual Surveillance, and Apex CCTV, LLC where we provide a wide array of video and audio hardware and software options to create custom security and surveillance solutions for large and small businesses as well as residential customers. The Company currently services customers in transportation, hotel and hospitality, education, cannabis, food services, and real estate industries.

We provide our customers with the latest technologies in surveillance systems, digital video recording and services. The systems provide onsite and remote video and audio surveillance. We generate revenue through the sale and installation of surveillance systems and the sale of maintenance agreements.

We have also developed custom software programs and applications to work with the products we offer to customers to enhance their convenience and capability. We have developed a mobile application which we call the “DirectView Security App” to enable full remote management of deployed surveillance devices including positioning cameras, setting recording parameters, and replay of selected video. The DirectView Security App provides full encryption and is compatible with all Apple and Android based mobile devices. We are also in late stage development of a proprietary software platform targeted for educational institutions/daycare, aviation, and religious organizations. The platform will enable tiered database controlled access to multiple encrypted live streaming videos with audio and full scalability. The software will allow these businesses and organizations to provide parents, patrons or customers access to see and view a particular classroom, attend a religious service, or watch any activity permitted by the licensor of the software through any internet connected mobile device or computer.

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

The medical use of cannabis is legal (with a doctor’s recommendation) in 33 states, the District of Columbia, and the territories of Guam and Puerto Rico. The recreational use of cannabis is legal in 10 states (Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, and Washington) plus the District of Columbia, and decriminalized in another 14 states plus the U.S. Virgin Islands. Many large security service providers have publicly avoided servicing businesses engaged in the sale or growing of marijuana which we believe lowers the competitive landscape.

In addition to conducting direct sales activities to businesses operating in this market, we also focus on partnerships with other service providers in the industry that are generally involved in the design and construction of facilities to grow and dispense marijuana. We have a preferred provider agreement with Legacy Construction Company of Colorado, LLC (“Legacy”). Under the terms of the preferred provider agreement, Legacy directs their retail and marijuana facility construction clients to DirectView for video surveillance and security needs. Legacy has over fifteen years of experience and expertise in commercial general contracting with specific experience in the retail and medical marijuana industry. Legacy holds a Class A general contractors license in six states including Colorado, Wyoming, Nevada, New Mexico, Utah, and Arizona, which authorizes Legacy to construct or demolish, or deconstruct, any building or structure in the City that is regulated under the building code, including all work authorized by license types below a Class A level. We also have a strategic partnership agreement with Cannamor, LLC (“Cannamor”), a privately held Colorado based consulting company focusing on legal cannabis growing and dispensing projects, where we are engaged as its exclusive security solutions provider. Under the terms of the agreement, Cannamor exclusively endorses and recommends DirectView as its vendor of choice for the planning and installation of video surveillance, video monitoring, video recording products and related services to its prospective clients. Both of these arrangements have led to sales and a number of large potential project leads within our sales pipeline. We continue to see this industry as a growing part of our security and surveillance business for the foreseeable future.

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

Our Outlook

Our net sales are currently not sufficient to fund our operating expenses. We have relied upon funds from the issuance of notes, the sale of common stock and advances from our executive officers to provide working capital to our Company. These funds, however, are not sufficient to pay all of our expenses nor to provide the additional capital we believe is necessary to permit us to properly market our company in an effort to increase our sales. We are always looking for opportunities with new dealers to expand our IP based surveillance products offerings and plan to evaluate the market for our products throughout 2019 to determine whether we should hire additional employees in our sales force. We seek to leverage our current customer base which includes major international hotel chains, well known real estate development companies, and respected educational facilities, to build our reputation as a trusted security provider and generate customer referrals. Beginning in 2014 we also began targeting our marketing efforts toward the cannabis industry. We see the specific security needs of this industry, representing a significant opportunity for sales growth. Each state has specific requirements for security which includes extensive video surveillance and perimeter security. Additionally, some larger security companies have been hesitant to enter this market up to this point we believe this will help reduce competitive pressures. While we believe our strategy for growth will result in an increase in demand for our products and service and generate revenues, no assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize and effectuate the above strategy. As a result of the addition of VS and APEX we are planning a roll up strategy to acquire more entities that will compliment ours and enhance our revenue and growth.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Sales

Overall, our net sales for the three months ended March 31, 2019 declined approximately 48% from the comparable period in 2018. The following table provides comparative data regarding the sources of our net sales and the change from 2018 to 2019:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	$	% of Total	$	% of Total	Variance
Sale of product	497,646	80%	967,057	81%	(49)%
Service	127,935	20%	234,073	19%	(45)%
Total	625,581	100%	1,201,130	100%	(48)%

Sales of product for the three months ended March 31, 2019 decreased approximately 49% as compared to the three months ended March 31, 2018. The decrease is attributed to softer product sales across all segments. Service revenue decreased by approximately 45% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease is attributed to the timing of when product installations are completed.

Net sales decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the drivers discussed above. In an effort to continue to increase our sales in future periods, we believe we need to continue monitoring and growing the business related to the acquisition of VS and Apex during 2017, along with hiring additional sales staff to initiate telemarketing campaigns and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales decreased approximately 35% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The following table provides comparative data regarding the breakdown of the cost of sales and the change from 2018 to 2019:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	$	% of Total	$	% of Total	Variance
Cost of product	311,455	72%	416,346	63%	(25)%
Cost of service	124,007	28%	241,932	37%	(49)%
Total	435,462	100%	658,278	100%	(34)%

During the three months ended March 31, 2019, our cost of product decreased approximately 25% as compared to the three months ended March 31, 2018, which is directly related to the decline in product sales for the same period. Our cost of services for the three months ended March 31, 2019 decreased 49% as compared to the three months ended March 31, 2018, which is also directly related to the decline in service revenue for the same period.

Total operating expenses for the three months ended March 31, 2019 were $1,039,687, an increase of $143,791, or approximately 16%, from total operating expenses for the comparable three months ended March 31, 2018 of $895,896. This increase is primarily attributable to stock-based compensation to certain employees for services rendered, coupled with additional investments in marketing and public relations, partially offset by lower depreciation and selling, general and administrative expenses.

Loss from Operations

We reported loss from operations of $849,568 for the three months ended March 31, 2019, as compared to loss from operations of $353,044 for the three months ended March 31, 2018, representing an increase in loss from operations of $496,524 or 141%.

Other Income (Expense)

Total other expense was $79,870 for the three months ended March 31, 2019 as compared to total other expense of $25,740,456 for the three months ended March 31, 2018. The decrease in other expense was primarily attributable to the gain on change in fair value of derivative liabilities, offset by increases in initial derivative expense and amortization of debt discount for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Net Loss

We reported a net loss of $929,438 for the three months ended March 31, 2019, as compared to a net loss of $26,093,500 for the three months ended March 31, 2018. Net loss from non-controlling interest for the three months ended March 31, 2019 was $6,309 as compared to net loss of $20,983 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2019, we had a cash balance of $86,805 and a working capital deficit of $21,888,312.

We reported a net decrease in cash for the three months ended March 31, 2019 of $14,311. While we currently have no material commitments for capital expenditures, at March 31, 2019 we owed approximately $117,000 under various notes payable. During the three months ended March 31, 2019, we raised $699,500 of proceeds through the issuance of convertible notes payable.

Accrued expenses were $4,762,529 at March 31, 2019 and consist of the following:

●	Accrued salaries for certain employees amounting to $2,038,931
●	Sales tax payable of $83,679
●	Accrued interest of $2,329,913
●	Accrued payroll liabilities and taxes of $96,178
●	Other accrued expenses of $213,828

During the period January 1, 2019 through March 31, 2019, the Company issued various 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance of $846,737 with maturities of one year. These convertible debentures convert at 60% or 61% of the lowest trading price during either the 30, 20, or 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory notes the Company accounted for these conversion features as derivative liabilities. In connection herewith, the Company recorded an aggregate derivative liability of $812,000, OID of $34,737, deferred financing costs of $7,500, and debt discount of $812,000. The OID’s, deferred financing costs, and debt discounts are being amortized over the related term of each note. The aggregate balance of the convertible promissory notes was $846,737 at March 31, 2019. The aggregate balance of the convertible promissory notes, net of OIDs, deferred financing costs, and debt discounts, at March 31, 2019 was 110,715.

We reported a net loss of $929,438 during the three months ended March 31, 2019. At March 31, 2019 we had a working capital deficit of $21,888,312. We do not anticipate we will be profitable in 2019. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt and convertible debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2018 is a discussion regarding Going Concern.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 amounted to $413,248 and was primarily attributable to our net loss of $929,438, partially offset by non-cash items totaling $24,728. Working capital changes consisted of increases in accounts payable of $64,438, and accrued expenses of $291,628, and decreases in contract assets of $56,756, accounts receivable of $52,819, and other current assets of $34,876, partially offset by an increase in inventory of $8,495.

Investing Activities

For the three months ended March 31, 2019, there were no investing activities. Net cash used in investing activities was $5,130 for the three months ended March 31, 2018 and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $398,937 for the three months ended March 31, 2019. We received proceeds from convertible notes payable of $699,500, which were partially offset by repayments of notes payable of $48,563, repayments of convertible notes payable of $240,000, and payments to a related party of $12,000. Net cash provided by financing activities was $173,603 for the three months ended March 31, 2018. We received proceeds from convertible notes payable of $308,500, which were partially offset by repayments of notes payable of $118,877, repayments on the line of credit of $4,020, and payments to a related party of $12,000.

On July 27, 2018, the Company entered into a settlement with JP Morgan Chase Bank, N.A. (“Chase”) regarding payment of the outstanding balance under that certain Promissory Note and U.S. Small Business Administration Note dated April 15, 2015 (the “Notes”) in the aggregate principal amount of approximately $1,900,000 including interest (the “Loan Amount”) between Video Surveillance LLC (“VS”), Apex CCTV (“Apex”), and Chase. According to the terms of the settlement, the Company and Chase have agreed to a full and final settlement of the Loan Amount and the related transactions thereunder in exchange for payment by the Company in the amount of $475,000 on August 3, 2018 (the “Initial Payment”) and three additional payments of $475,000 each month thereafter (the “Additional Payment”). As of the date hereof, the Company has timely made the Initial Payment and three Additional Payments to Chase. During January 2019, a final interest payment of approximately $49,000 was made to Chase, paying the Loan Amount in full.

Additionally, Chase has informed the Company that it is seeking repayment of certain credit cards in the name of the VS and APEX in the aggregate amount of approximately $155,000 (the “Credit Card Amount”). The Company and Chase are in discussions to negotiate the settlement and repayment of the Credit Card Amount.

Contractual Obligations

When determined appropriate, we enter into fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates, therefore, we cannot provide certainty regarding the timing and amounts of payments.

We leased our current office space under a four year term which ended March 31, 2019. Prior to the expiration of the lease, we executed an extension for 60 days which began April 1, 2019 and continues month-to-month until we provide an advance 30-day termination notification. The monthly rent under the extension is $12,319.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of the date of this filing.

Recently Adopted Accounting Standards

Effective January 1, 2019, the Company adopted ASU, Leases (Topic 842) and amendments, which improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit), the new ASU requires both types of leases to be recognized on the statement of assets, liabilities, and members’ equity (deficit). The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2019, the Company adopted Accounting Standards Update 2018-07, which reduces cost and complexity and improves financial reporting for share-based payment transactions for acquiring goods or services from nonemployees. Under this update standard, an entity applies the requirements to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Furthermore, this update standard applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on our consolidated financial statements, except as described below.

During January 2017, the FASB issued Accounting Standards Update 2017-04, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.

During August 2018, the FASB issued Accounting Standards Update 2018-13, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 12, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended March 31. 2019 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

On January 8, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $84,211 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On January 10, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $110,526 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On January 16, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $47,368 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On January 22, 2019, the Company issued a convertible promissory note with a principal balance of $83,000 with a one year maturity date. This convertible debenture converts at 61% of the lowest trading price during the 10 days prior to conversion.

On January 23, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On January 30, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On February 8, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $110,526 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On February 13, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On March 6, 2019, the Company issued a convertible promissory note with a principal balance of $65,000 with a one year maturity date. This convertible debenture converts at 61% of the lowest trading price during the 10 days prior to conversion.

On March 6, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On March 7, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $110,526 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On March 14, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $28,947 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On March 22, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $23,684 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On March 25, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $54,000 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 20 days prior to conversion.

On March 28, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $23,684 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1	DirectView Holdings, Inc. 2019 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 19, 2019)
10.1	Equity Purchase Agreement by and between DirectView Holdings, Inc. and Oasis Capital, LLC, dated March 22, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019)
10.2	Registration Rights Agreement by and between DirectView Holdings, Inc. and Oasis Capital, LLC, dated March 22, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019)
23.1	Consent of Assurance Dimensions, Certified Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 19, 2019)
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: May 15, 2019	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

Date: May 15, 2019	By:	/s/ Chris Cutchens
Chris Cutchens
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer

