Form 10-Q
period 2019-06-30
DIRECTVIEW HOLDINGS INC
filed 2019-08-14
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2019

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

As of August 5, 2019, there were 1,640,700 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$509,981	$101,116
Accounts Receivable, net	250,598	234,546
Contract Assets	159,029	97,140
Inventory	123,655	108,805
Other Current Assets	116,792	149,340

Total Current Assets	1,160,055	690,947

PROPERTY AND EQUIPMENT, net	9,576	12,522

Goodwill	794,830	794,830
Intangible Assets, net	372,832	476,115

Total Assets	$2,337,293	$1,974,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Promissory Notes, net of debt discounts of $3,027,266 and $3,105,166	$5,007,624	$4,257,574
Short Term Advances	146,015	146,015
Note Payable	116,792	165,355
Accounts Payable	665,094	606,819
Credit Card Payable	318,658	305,093
Accrued Expenses	5,054,144	4,542,124
Contract Liability	403,411	5,735
Due to Related Parties	6,814	1,814
Note Payable - related party, current	52,000	52,000
Derivative Liability	12,408,000	11,959,000
Total Current Liabilities	24,178,552	22,041,529

Note Payable-related party, net of current portion	700,000	726,000

Total Liabilities	24,878,552	22,767,529

Commitments and Contingencies (see Note 15)

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of June 30, 2019 and December 31, 2018)	-	-
Common Stock ($0.0001 Par Value; 4,000,000,000 Shares Authorized; 1,465,064 and 940,059 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	147	94
Additional Paid-in Capital	19,166,493	18,658,799
Accumulated Deficit	(41,685,139)	(39,427,642)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(22,518,499)	(20,768,749)

Non-Controlling Interest in Subsidiary	(22,760)	(24,366)

Total Stockholders’ Deficit	(22,541,259)	(20,793,115)

Total Liabilities and Stockholders’ Deficit	$2,337,293	$1,974,414

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

NET SALES:
Sales of Product	$683,507	$914,033	$1,181,153	$1,881,090
Services	309,662	196,615	437,597	430,688
Total Net Sales	993,169	1,110,648	1,618,750	2,311,778

COST OF SALES:
Cost of Product	258,078	505,058	569,533	921,404
Cost of Services	206,403	145,158	330,410	387,090
Total Cost of Sales	464,481	650,216	899,943	1,308,494

GROSS PROFIT	528,688	460,432	718,807	1,003,284

OPERATING EXPENSES:
Marketing and Public Relations	138,438	580,288	372,184	779,270
Rent	36,957	34,112	71,070	68,226
Depreciation	1,319	9,224	2,847	59,364
Amortization	51,641	51,642	103,283	103,283
Bad Debt Expense	2,676	-	2,676	-
Compensation and Related Taxes	301,909	330,382	779,569	649,908
Other Selling, General and Administrative	303,571	335,884	544,569	577,377

Total Operating Expenses	836,511	1,341,532	1,876,198	2,237,428

(LOSS) INCOME FROM OPERATIONS	(307,823)	(881,100)	(1,157,391)	(1,234,144)

OTHER INCOME (EXPENSES):
Gain on Change in Fair Value of Derivative Liabilities	142,444	25,993,043	1,557,733	1,090,182
Gain on change of derivative liabilities from note payable conversions	200,617	41,809	480,267	41,809
Initial Derivative Expense	(227,800)	(282,182)	(1,005,692)	(707,782)
Amortization of Debt Discount	(806,696)	(455,305)	(1,453,298)	(563,496)
Amortization of Deferred Financing Costs	(45,625)	(4,986)	(89,031)	(6,951)
Other Income	-	3,215	-	3,215
Interest Expense	(281,569)	(168,464)	(588,479)	(470,303)

Total Other (Expense) Income	(1,018,630)	25,127,130	(1,098,500)	(613,326)

NET (LOSS) INCOME	(1,326,453)	24,246,030	(2,255,891)	(1,847,470)

Net (Loss) Income Attributable to Non-Controlling Interest	(7,915)	1,390	(1,606)	22,373

Net (Loss) Income Attributable to DirectView Holdings, Inc.	$(1,334,368)	$24,247,420	$(2,257,497)	$(1,825,097)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.97)	$78.49	$(1.86)	$(9.14)
Diluted	$(0.97)	$54.76	$(1.86)	$(9.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,369,855	308,922	1,210,576	199,631
Diluted	1,369,855	442,759	1,210,576	199,631

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2019 and 2018

	Preferred Stock		Common Stock		Additional			Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2018	51	$-	940,059	$94	$18,658,799	$(39,427,642)	$(24,366)	$(20,793,115)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			215,689	21	206,519			206,540

Issuance of Common Stock in connection with services rendered			72,000	7	143,993			144,000

Net loss for the period						(923,129)	(6,309)	(929,438)

Balance at March 31, 2019	51	$-	1,227,748	$122	$19,009,311	$(40,350,771)	$(30,675)	$(21,372,013)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			275,316	28	240,877			240,905

Issuance of Common Stock in connection with services rendered and cancellation of Common Stock, net			(38,000)	(3)	(83,695)			(83,698)

Net loss for the period						(1,334,368)	7,915	(1,326,453)

Balance at June 30, 2019	51	$-	1,465,064	$147	$19,166,493	$(41,685,139)	$(22,760)	$(22,541,259)

	Preferred Stock		Common Stock		Additional			Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2017	51	-	27,748	3	17,160,310	(29,396,982)	2,941	(12,233,728)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			192,927	20	958,282			958,302

Net loss for the period						(26,072,517)	(20,983)	(26,093,500)

Balance at March 31, 2018	51	$-	220,675	$23	$18,118,592	$(55,469,499)	$(18,042)	$(37,368,926)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			151,706	15	(382,351)			(382,336)

Issuance of Common Stock in connection with services rendered			16,000	2	71,998			72,000

Reclassification of derivative liability resulting from conversions of notes payable					1,547,327			1,547,327

Net income for the period						24,247,420	(1,390)	24,246,030

Balance at June 30, 2018	51	$-	388,381	$40	$19,355,566	$(31,222,079)	$(19,432)	$(11,885,905)

See accompanying notes to unaudited consolidated financial statements.

All share and per share amounts have been presented to give retroactive effect to a 1 for 500 reverse stock split that occurred July 30, 2019.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,255,891)	$(1,847,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,130	162,648
Stock compensation expense	60,305	72,000
Gain on change in fair value of derivative liabilities	(1,557,733)	(1,090,182)
Gain on change of derivative liabilities from convertible note payable conversions	(480,267)	-
Gain on extinguishment of derivative liabilities	-	(41,809)
Initial derivative liability expense	1,005,692	707,782
Amortization of debt discount	1,453,298	563,496
Amortization of deferred financing costs	89,031	6,950
Amortization of original issue discount	114,082	29,382
(Increase) Decrease in:
Accounts receivable	(16,052)	(253,695)
Inventory	(14,850)	-
Other current assets	32,545	1,625
Other assets	-	5,035
Contract assets	(61,889)	-
Increase (Decrease) in:
Accounts payable	63,374	119,085
Accrued expenses	658,208	814,180
Contract liability	397,676	1,297

Cash used in Operating Activities	(406,341)	(749,676)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(7,255)

Net Cash Provided By (Used In) Investing Activities	-	(7,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(48,563)	(172,060)
Proceeds from convertible notes payable	1,361,308	1,314,000
Payments of convertible notes payable	(471,539)	(262,500)
Payments to related parties	(26,000)	(26,000)

Net Cash Provided by Financing Activities	815,206	853,440

Net Increase in Cash and Cash Equivalents	408,865	96,509

Cash and Cash Equivalents- Beginning of Period	101,116	68,437

Cash and Cash Equivalents - End of Period	$509,981	$164,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$13,253	$63,743
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock (in connection with conversion of
convertible promissory notes and accrued interest)	$447,447	$575,966
Beneficial conversion and derivative liabilities on convertible notes payable	$-	$-
Issuance of Common Stock in satisfaction of amount due to related party	$-	$-
Initial recognition of derivative liability as debt discount	$1,481,308	$707,782
Reclassification of derivative liability to additional paid in capital (in connection with
the conversion of convertible promissory notes and accrued interest)	$480,267	$1,547,327

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

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

On July 26, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation for a 1-for-500 reverse stock split of the Company’s common stock (the “Reverse Split”). The Reverse Split will take effect on July 31, 2019 in accordance with the approval received from the Financial Industry Regulatory Authority. All share and per share amounts have been presented to give retroactive effect to the Reverse Split.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, five wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 7.19% which is owned by the Company’s Chief Executive Officer) as of June 30, 2019. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of June 30, 2019, the results of operations for the three and six months ending June 30, 2019, and the cash flows for the six months ending June 30, 2019, have been included. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2019 and December 31, 2018, the Company reflected a non-controlling interest of ($22,760) and ($24,366) in connection with our majority-owned subsidiary, DirectView Security Systems Inc., as reflected in the accompanying June 30, 2019 unaudited consolidated balance sheet and December 31, 2018 consolidated balance sheet, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash, bank and all highly liquid investments purchased with an original maturity of three months or less . The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2019 and December 31, 2018 the Company had no bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2019 and December 31, 2018. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. At June 30, 2019 and December 31, 2018 there were not any cash equivalents.

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

Accounts Receivable

Accounts receivable is measured at amortized cost less allowance for uncollectible amounts. The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2019 and December 31, 2018, management determined that an allowance was necessary which amounted to approximately $160,000 and $68,000, respectively. During the six months ended June 30, 2019 and 2018, the Company respectively recognized $2,676 and $0 write-offs related to uncollectible accounts receivable.

Contract Assets

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned. As of June 30, 2019 and December 31, 2018, the Company had $159,029 and $97,140, respectively included on its balance sheets under Contract Assets.

Advertising

Advertising is expensed as incurred. Advertising expense for the six months ended June 30, 2019 and 2018 was $372,184 and $779,270, respectively.

Shipping costs

Shipping costs are included in cost of sales for VS and Apex and shipping costs are included in other selling, general and administrative expenses for DVVS and were deemed to be not material for the six months ended June 30, 2019 and 2018, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers’ needs the Company purchased inventory items and had $123,655 and $108,805 in inventory at June 30, 2019 and December 31, 2018, respectively.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and impairment. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized on a straight-line basis over the term of the lease.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2019 and 2018.

Intangible Assets

Intangible assets are reported at cost less accumulated amortization and impairments. The Company amortizes the below identifiable intangible assets over their useful lives on a straight line basis as follows:

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

Pursuant to Accounting Standards Update (“ASU”) 2018-07, for share-based payments to consultants and other third-parties, compensation expense is determined at the “grant date.” The expense is recognized over the service period of the award. The Company recorded stock based compensation of $62,200 and $72,000 for employees during the six months ended June 30, 2019 and 2018, respectively.

Loan Costs

The Company records loan costs as a debt discount which is amortized to interest expense over the terms of the note payable in accordance with ASU 2015-3 “Interest – Imputation of Interest” – Simplifying the Presentation of Debt Issuance Costs.

Revenue recognition

Effective January 1, 2018, the Company adopted the requirements of ASU 2014-09 (ASC 606) and related amendments, using the modified retrospective method. The adoption of ASC 606 did not have a significant impact on the Company’s revenue recognition policy as revenues on the substantial majority of the Company’s contracts continue to be recognized over time.

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

The following table illustrates our revenue by type related to the six months ended June 30, 2019 and 2018:

Period Ended June 30,	2019	2018
Sales of Product
Texas	$1,085,591	$1,841,894
New York	95,562	39,196
Total Sales of Product	1,181,153	1,881,090

Services
Texas	412,868	377,561
New York	24,729	53,127
Total Services	437,597	430,688
Total Net Sales	$1,618,750	$2,311,778

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	June 30, 2019	December 31, 2018
Contract Assets	$159,029	$97,140
Contract Liability	$403,411	$5,735

Contract receivables are recognized when the receipt of consideration is unconditional.

During the six months ended June 30, 2019, the Company recognized revenue of approximately $421,000.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations

The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at June 30, 2019 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the contract liabilities at June 30, 2019 within the next year.

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

During the six months ended June 30, 2019, one customer accounted for 51% of revenues. During the six months ended June 30, 2018, one customer accounted for 45% of revenues.

At June 30, 2019, four customers accounted for 60% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the four customers:

Customer 1	25%
Customer 2	13%
Customer 3	11%
Customer 4	11%
Total	60%

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At June 30, 2019 and December 31, 2018, the Company had approximately 25 million and 6.3 million share equivalents issuable pursuant to embedded conversion features, respectively.

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

Effective January 1, 2019, the Company adopted Accounting Standards Update 2018-07, “Stock Compensation (Topic 718)” which reduces cost and complexity and improves financial reporting for share-based payment transactions for acquiring goods or services from nonemployees. Under this update standard, an entity applies the requirements to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Furthermore, this update standard applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on our consolidated financial statements, except as described below.

During January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles, Goodwill and Other (Topic 350)” to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.

During August 2018, the FASB issued Accounting Standards Update 2018-13, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. This guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2019, the Company had an accumulated deficit of approximately $41.7 million, a stockholders’ deficit of approximately $22.5 million and a working capital deficiency of approximately $23 million. The net cash used in operating activities for the six months ended June 30, 2019 totaled $406,341. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2019	December 31, 2018
Computer Equipment	1 year	$23,439	$23,438
Office Equipment	1 year	5,766	5,866
Telephone System	1 year	11,576	11,576
ERP Software	1 year	150,000	150,000
Vehicles	1 year	22,667	22,667
Furniture & Fixtures	2-3 years	2,000	2,000
Less: Accumulated depreciation		(205,872)	(203,025)
		$9,576	$12,522

For the six months ended June 30, 2019 and 2018, depreciation expense amounted to approximately $2,800 and $59,000, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets other than goodwill are amortized on a straight line basis over their useful lives. Intangible assets consist of the following:

	June 30, 2019	December 31, 2018	Useful Lives
Intangible assets:
Goodwill	$794,830	$794,830
Customer Relationships	95,000	95,000	10 years
Brand	204,000	204,000	10 years
Technology	530,000	530,000	3 years
Total	1,623,830	1,623,830
Less: Accumulated amortization	(456,168)	(352,885)
	$1,167,662	$1,270,945

Amortization expense related to the intangible assets for the six months ended June 30, 2019 and 2018 was $103,283 for each period.

NOTE 5 – NOTE PAYABLE - RELATED PARTY

In connection with the Securities Purchase Agreement dated April 20, 2017, (the “Purchase Agreement”), whereby the Company acquired Video Surveillance, LLC and Apex CCTV, LLC, (collectively, the “Acquisition Companies”), the Company executed a non-interest bearing Note Payable – related party with an initial principal amount of $830,000. The Note Payable – related party initial principal amount of $830,000 will be reduced by the calculated cash payout of $2,000 related to the terms in this Purchase Agreement and certain payments owed in accordance with the Employment Agreement with the former sole member and equity owner of each of the Acquisition Companies (the “Seller”) in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on April 20, 2017. Upon delivery by the Company of the final note payment to the Seller related to the Employment Agreement, this Note Payable – related party shall be forfeited and cancelled and of no further force or effect, and the Company shall have no further obligations on this Note Payable – related party. No payments have been remitted pursuant to the Cash Payout as of June 30, 2019. At June 30, 2019 and December 31, 2018, the balance of this Note Payable – related party was $752,000 and $778,000, respectively.

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

At June 30, 2019 and December 31, 2018, notes payable amounted to $116,792 and $165,355, respectively.

Accrued interest on the notes payable amounted to approximately $104,000 and $97,000 as of June 30, 2019 and December 31, 2018, respectively and is included in accrued expenses.

NOTE 7 – SHORT TERM ADVANCES

During prior years, the Company received advances from an unrelated party for operating expenses. These advances are payable in cash and are non-interest bearing and due on demand. The balance of these short term advances was $146,015 and $146,015 at June 30, 2019 and December 31, 2018, respectively.

NOTE 8 – ACCRUED EXPENSES

At June 30, 2019 and December 31, 2018, the Company had accrued expenses of $5,054,144 and $4,542,124, respectively. The following table displays the accrued expenses by category.

	June 30, 2019	December 31, 2018
Operating Expenses	$244,006	$235,826
Interest	2,464,965	2,169,257
Salaries	2,124,789	2,029,838
Sales Tax Payable	82,574	67,610
Payroll Liabilities	137,810	39,593
	$5,054,144	$4,542,124

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

	June 30, 2019	December 31, 2018
Secured convertible promissory notes	$8,034,890	$7,362,740

Debt discount liability	(2,582,290)	(2,554,282)

Debt discount original issue discount	(234,049)	(269,426)

Debt discount deferred financing	(210,927)	(281,458)
Secured convertible promissory notes, net	$5,007,624	$4,257,574

During the period January 1, 2019 through March 31, 2019, the Company issued various 5% original issue discount (“OID”) convertible promissory notes with an aggregate principal balance of $846,737 with maturities of one year. These convertible debentures convert at 60% or 61% of the lowest trading price during either the 30, 20, or 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory notes the Company accounted for these conversion features as derivative liabilities. In connection herewith, the Company recorded an aggregate derivative liability of $1,549,000, OID of $34,737, deferred financing costs of $7,500, and debt discount of $812,000. The OID’s, deferred financing costs, and debt discounts are being amortized over the related term of each note. The aggregate balance of the convertible promissory notes was $846,737 at March 31, 2019. The aggregate balance of the convertible promissory notes, net of OIDs, deferred financing costs, and debt discounts, at March 31, 2019 was $110,715.

During the period April 1, 2019 through June 30, 2019, the Company issued various 5% original issue discount (“OID”) convertible promissory notes with an aggregate principal balance of $710,109 with maturities of one year. These convertible debentures convert at 60% or 61% of the lowest trading price during either the 30, 20, or 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory notes the Company accounted for these conversion features as derivative liabilities. In connection herewith, the Company recorded an aggregate derivative liability of $938,000, OID of $37,302, deferred financing costs of $11,000, and debt discount of $669,308. The OID’s, deferred financing costs, and debt discounts are being amortized over the related term of each note. The aggregate balance of the convertible promissory notes issued in 2019 was $1,556,846 at June 30, 2019. The aggregate balance of the convertible promissory notes, net of OIDs, deferred financing costs, and debt discounts, at June 30, 2019 was $453,707.

During the six months ended June 30, 2019 and 2018, amortization of debt discount amounted to $1,453,298 and $563,496, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2017 to June 30, 2019:

Conversion feature derivative liability
Balance at December 31, 2017	$3,953,369
Initial fair value of derivative liability recorded as debt discount	4,667,665
Initial fair value of derivative liability charged to other expense	2,468,667
Gain on change of derivative liabilities from convertible notes payable conversions	(2,507,705)
Loss on change in fair value included in earnings	3,377,004
Balance at December 31, 2018	$11,959,000
Initial fair value of derivative liability recorded as debt discount	1,481,308
Initial fair value of derivative liability charged to other expense	1,005,692
Gain on change of derivative liabilities from convertible notes payable conversions	(480,267)
Gain on change in fair value included in earnings	(1,557,733)
Balance at June 30, 2019	$12,408,000

Total derivative liability at June 30, 2019 and December 31, 2018 amounted to $12,408,000 and $11,959,000, respectively. The change in fair value included in earnings of $1,557,733 is due in part to the quoted market price of the Company’s common stock decreasing from $1.71 at December 31, 2018 to $0.65 at June 30, 2019, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with Monte Carlo simulations at June 30, 2019:

Expected volatility	149% - 180%
Expected term	3 – 20 months
Risk-free interest rate	1.93% - 2.46%
Stock price	$2.00

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

During February 2019, the Company filed a Registration Statement on Form S-8 to register with the U.S. Securities and Exchange Commission 96,000 shares of the Company’s common stock, which may be issued by the Company upon the exercise of options granted, or other awards made, pursuant to the terms of the 2019 Incentive Plan.

During February 2019, the Company issued 52,000 shares of common stock at the fair market value rate of $2.00 totaling $104,000 to the Company’s Chief Financial Officer for services rendered. The Company also issued 20,000 shares of common stock at the fair market value rate of $2.004 totaling $40,000 to an employee for services rendered. Both issuances were from the 96,000 shares of the Company’s common stock as registered on Form S-8 on February 19, 2019.

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

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to Oasis and Oasis will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to Oasis in each put notice shall not exceed the lesser of $1,000,000 or one hundred percent (100%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put. Pursuant to the Equity Purchase Agreement, Oasis and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to Oasis that would result in Oasis’s beneficial ownership of the Company’s outstanding Common Stock exceeding 9.99%. The price of each put share shall be equal to eighty five percent (85%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to Oasis until the earlier of (i) the date on which Oasis has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Equity Purchase Agreement, (ii) March 22, 2022, or (iii) written notice of termination delivered by the Company to Oasis, subject to certain equity conditions set forth in the Equity Purchase Agreement. In connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company agreed to issue Commitment Shares (as defined in the Equity Purchase Agreement) to Oasis. In June 2019, the Company filed a request to withdraw the above mentioned Registration Statement.

During March 2019, the Company’s Chief Executive Officer agreed to convert approximately $1,800,000 in debt owed to him from the Company, consisting of money he invested and accrued compensation, into preferred shares of equity of the Company. At June 30, 2019, the agreed upon conversion had not yet occurred.

During the three months ended March 31, 2019, the Company issued 215,689 shares of common stock at contractual rates ranging from $0.90 to $1.15 for the conversion of $189,200 in principal and $17,341 in accrued interest of convertible notes payable.

In June 2019, the Company cancelled the 52,000 shares of common stock issued in February 2019 upon the resignation of the Company’s Chief Financial Officer.

In May 2019, the Company issued 14,000 shares of common stock at the fair market value rate of $1.45 totaling $20,300 to an employee for services rendered. The issuance was from the 96,000 shares of the Company’s common stock as registered on Form S-8 on February 19, 2019.

During the period of April 1, 2019 through June 30, 2019, the Company issued 275,316 shares of common stock at contractual rates ranging from $0.69 to $1.08 for the conversion of $182,869 in principal and $58,037 in accrued interest of convertible notes payable.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due to Related Parties

At June 30, 2019 and December 31, 2018, the Company had a payable to its Chief Executive Officer amounting to $6,814 and $1,814, respectively. The amount is considered short-term in nature and non-interest bearing.

Note Payable – related party

The following related party transactions have been presented on the balance sheet in Note Payable – related party. In connection with the Securities Purchase Agreement dated April 20, 2017, the Company executed a non-interest bearing note payable in the amount of $830,000, as further described in Note 5. During the three months ended March 31, 2019, the Company paid $12,000 related to this note payable. During the period of April 1, 2019 through June 30, 2019, the Company paid an additional $14,000 related to this note payable. At June 30, 2019 and December 31, 2018, the balance of this note payable was $752,000 and $778,000, respectively.

NOTE 13 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. There was no barter revenue for the six months ended June 30, 2019 or June 30, 2018.

NOTE 14 - ACCRUED PAYROLL TAXES

At June 30, 2019, the Company maintained a liability related to current and certain unpaid payroll taxes of approximately $138,000, of which approximately $123,000 relates to current payroll taxes and approximately $15,000 relates to certain unpaid payroll taxes and includes interest and penalties. Although the Company has not received any notices from the IRS related to the unpaid payroll taxes, the Company confirmed the outstanding balances with the IRS. At December 31, 2018 the Company had approximately $40,000 recorded as a liability related to this matter. Such amounts are included in accrued expenses in the accompanying unaudited consolidated financial statements.

NOTE 15 – COMMITMENTS

Leases:

The Company’s current office space was leased under a four year term which ended March 31, 2019. Prior to the expiration of the lease, the Company executed an extension for 60 days which began April 1, 2019, and continues month-to-month until the Company provides an advance 30-day termination notification. The monthly rent under the extension is $12,319.

On May 23, 2019, the Company entered into an Office Lease Agreement (the “Lease”). The Lease is for a term of one hundred twenty-four months for 7,873 square feet of Net Rentable Area. The commencement date of the lease in August 2019.

Rent expense for the six months ended June 30, 2019 and 2018 was $71,070 and $68,226, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company issued 10,000 and 42,000 shares of common stock at the fair market value rate of $0.70 and $0.48, respectively totaling $27,000 to an employee for services rendered. The issuance was from the 96,000 shares of the Company’s common stock as registered on Form S-8 on February 19, 2019.

Subsequent to June 30, 2019, the Company issued 10% OID convertible promissory notes with principal balances totaling approximately $110,526 with a maturity date of one year. These convertible debenture convert at 60% of the lowest trading price during the 30 days prior to conversions.

Subsequent to June 30, 2019, the Company issued 123,636 shares of common stock upon conversion of approximately $24,000 of convertible promissory notes and approximately $10,000 of accrued interest. This note was converted at contractual rate of $0.275.

On July 26, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation for a 1-for-500 reverse stock split of the Company’s common stock (the “Reverse Split”). The Reverse Split will take effect on July 31, 2019 in accordance with the approval received from the Financial Industry Regulatory Authority. All share and per share amounts have been presented to give retroactive effect to the Reverse Split.

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

Effective April 20, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Video Surveillance Limited Liability Company, a Texas limited liability company with an assumed name of Virtual Surveillance (“VS”), Apex CCTV Limited Liability Company, a Texas limited liability company formerly known as Vaultronics (“APEX” and together with VS, the “Acquisition Companies”), and Mark D. Harris the sole member and equity owner of each of the Acquisition Companies (the “Seller”). The Company entered into the SPA to expand business operations and increase its presence. As a result of the SPA, the Company has substantially increased its revenue and client base.

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

Recent Developments

On July 26, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation for a 1-for-500 reverse stock split of the Company’s common stock (the “Reverse Split”). The Reverse Split will take effect on July 31, 2019 in accordance with the approval received from the Financial Industry Regulatory Authority. All share and per share amounts have been presented to give retroactive effect to the Reverse Split.

Results of Operations

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Net Sales

Overall, our net sales for the three months and six months ended June 30, 2019 decreased approximately 11% and 13%, respectively from the comparable periods in 2018. The following table provides comparative data regarding the sources of our net sales and the change from 2018 to 2019:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	$	% of Total	$	% of Total	Variance
Sale of product	683,507	69%	914,033	82%	-25%
Service	309,662	31%	196,615	18%	57%
Total	993,169	100%	1,110,648	100%	-11%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	$	% of Total	$	% of Total	Variance
Sale of product	1,181,153	73%	1,881,090	81%	-37%
Service	437,597	27%	430,688	19%	2%
Total	1,618,750	100%	2,311,778	100%	-30%

Sales of product for the three months ended June 30, 2019 decreased approximately 25% as compared to the three months ended June 30, 2018. The decrease is attributed to a decrease in product sales across all segments. Service revenue increased by approximately 57% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase is attributed to the increase in product sales and the timing of when product installations are completed.

Sales of product for the six months ended June 30, 2019 decreased approximately 37% as compared to the six months ended June 30, 2018. The decrease is attributed to softer product sales in the first quarter of 2019 versus 2018 across all segments. Service revenue increased by approximately 2% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase is attributed to higher service related jobs in 2019 versus 2018.

Net sales decreased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the drivers discussed above. In an effort to continue to increase our sales in future periods, we believe we need to continue monitoring and growing the business related to the acquisition of VS and Apex during 2019, along with hiring additional sales staff to initiate telemarketing campaigns and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales decreased approximately 29% and 31% for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The following table provides comparative data regarding the breakdown of the cost of sales and the change from 2018 to 2019:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	$	% of Total	$	% of Total	Variance
Cost of product	258,078	56%	505,058	78%	-49%
Cost of service	206,403	44%	145,158	22%	42%
Total	464,481	100%	650,216	100%	-29%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	$	% of Total	$	% of Total	Variance
Cost of product	569,533	63%	921,404	70%	-38%
Cost of service	330,410	37%	387,090	30%	-15%
Total	899,943	100%	1,308,494	100%	-31%

During the three months ended June 30, 2019, our cost of product decreased approximately 49% as compared to the three months ended June 30, 2018, which is related to a decline in product costs. Our cost of services for the three months ended June 30, 2019 increased 42% as compared to the three months ended June 30, 2018, which is related to an increase in service revenue for the same period.

During the six months ended June 30, 2019, our cost of product decreased approximately 38% as compared to the six months ended June 30, 2018, which is related to a decline in product costs. Our cost of services for the six months ended June 30, 2019 decreased 15% as compared to the six months ended June 30, 2018, which is related to a decrease in service labor due to in house employees versus outside contractors.

Total operating expenses for the three months ended June 30, 2019 were $836,511, a decrease of $505,021, or approximately 38%, from total operating expenses for the comparable three months ended June 30, 2018 of $1,341,532. This decrease is primarily attributable to a decline in marketing and public relations. Total operating expenses for the six months ended June 30, 2019 were $1,876,198, a decrease of $361,230, or approximately 16%, from total operating expenses for the comparable six months ended June 30, 2018 of $2,237,428. This decrease is also attributable to a decline in marketing and public relations.

Income (Loss) from Operations

We reported a loss from operations of $307,823 for the three months ended June 30, 2019, as compared to loss from operations of $881,100 for the three months ended June 30, 2018, representing a decrease in loss from operations of $573,277 or 65%. For the six months ended June 30, 2019, we reported a loss from operations of $1,157,391 for the six months ended June 30, 2019, as compared to loss from operations of $1,234,144 for the six months ended June 30, 2018, representing a decrease in loss from operations of $76,753 or 6%.

Other Income (Expense)

Total other expense was $1,018,630 for the three months ended June 30, 2019 as compared to total other income of $25,127,130 for the three months ended June 30, 2018. The increase in other expense was primarily attributable to the gain on change in fair value of derivative liabilities, offset by gain on change of derivative liabilities from note payable conversions and amortization of debt discount for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Total other expense was $1,098,500 for the six months ended June 30, 2019 as compared to total other expense of $613,326 for the six months ended June 30, 2018. The increase in other expense was primarily attributable to the gain on change in fair value of derivative liabilities and gain on change of derivative liabilities from note payable conversions, offset by increases in initial derivative expense and amortization of debt discount for the six months ended June 30, 2019 compared to the six months ended June 30, 2018

Net Loss

We reported a net loss of $1,326,453 for the three months ended June 30, 2019, as compared to a net income of $24,246,030 for the three months ended June 30, 2018. Net loss from non-controlling interest for the three months ended June 30, 2019 was $7,915 as compared to net income of $1,390 for the three months ended June 30, 2018. We reported a net loss of $2,255,891 for the six months ended June 30, 2019, as compared to a net loss of $1,847,470 for the six months ended June 30, 2018. Net loss from non-controlling interest for the six months ended June 30, 2019 was $1,606 as compared to net income of $22,373 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2019, we had a cash balance of $509,981 and a working capital deficit of $23,018,497.

We reported a net increase in cash for the six months ended June 30, 2019 of $408,865. While we currently have no material commitments for capital expenditures, at June 30, 2019 we owed approximately $117,000 under various notes payable. During the six months ended June 30, 2019, we raised $1,361,308 of proceeds through the issuance of convertible notes payable.

Accrued expenses were $5,054,144 at June 30, 2019 and consist of the following:

●	Accrued salaries for certain employees amounting to $2,124,789
●	Sales tax payable of $82,574
●	Accrued interest of $2,464,965
●	Accrued payroll liabilities and taxes of $137,810
●	Other accrued expenses of $244,006

During the period January 1, 2019 through March 31, 2019, the Company issued various 5% original issue discount (OID) convertible promissory notes with an aggregate principal balance of $846,737 with maturities of one year. These convertible debentures convert at 60% or 61% of the lowest trading price during either the 30, 20, or 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory notes the Company accounted for these conversion features as derivative liabilities. In connection herewith, the Company recorded an aggregate derivative liability of $812,000, OID of $34,737, deferred financing costs of $7,500, and debt discount of $1,549,000. The OID’s, deferred financing costs, and debt discounts are being amortized over the related term of each note. The aggregate balance of the convertible promissory notes was $846,737 at March 31, 2019. The aggregate balance of the convertible promissory notes, net of OIDs, deferred financing costs, and debt discounts, at March 31, 2019 was $110,715.

During the period April 1, 2019 through June 30, 2019, the Company issued various 5% original issue discount (“OID”) convertible promissory notes with an aggregate principal balance of $710,109 with maturities of one year. These convertible debentures convert at 60% or 61% of the lowest trading price during either the 30, 20, or 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory notes the Company accounted for these conversion features as derivative liabilities. In connection herewith, the Company recorded an aggregate derivative liability of $669,308, OID of $37,302, deferred financing costs of $11,000, and debt discount of $661,807. The OID’s, deferred financing costs, and debt discounts are being amortized over the related term of each note. The aggregate balance of the convertible promissory notes issued in 2019 was $1,556,846 at June 30, 2019. The aggregate balance of the convertible promissory notes, net of OIDs, deferred financing costs, and debt discounts, at June 30, 2019 was $453,707.

We reported a net loss of $2,255,891 during the six months ended June 30, 2019. At June 30, 2019 we had a working capital deficit of $23,018,497. We do not anticipate we will be profitable in 2019. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt and convertible debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2018 is a discussion regarding Going Concern.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 amounted to $406,341 and was primarily attributable to our net loss of $2,255,891, partially offset by non-cash items totaling $790,539. Working capital changes consisted of increases in accounts payable of $63,373, and accrued expenses of $658,208, and contract liability of $397,676 and decreases in contract assets of $61,889, accounts receivable of $16,052, and other current assets of $32,545, partially offset by an increase in inventory of $14,850.

Investing Activities

For the six months ended June 30, 2019, there were no material investing activities. Net cash used in investing activities was $7,255 for the six months ended June 30, 2018 and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $815,206 for the six months ended June 30, 2019. We received proceeds from convertible notes payable of $1,361,308 which were partially offset by repayments of notes payable of $48,563, repayments of convertible notes payable of $471,539, and payments to a related party of $26,000. Net cash used in operating activities for the six months ended June 30, 2018 amounted to $749,676 and was primarily attributable to our net loss of $1,847,470 coupled with an increase in accounts receivable of $253,695. The loss was partially offset by an increase in accrued expenses of $814,180 and an increase in accounts payable of $119,085.

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

On May 23, 2019, the Company entered into an Office Lease Agreement (the “Lease”). The Lease is for a term of one hundred twenty-four months for 7,873 square feet of Net Rentable Area. The commencement date of the lease in August 2019.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and impairments. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, our Principal Executive Officer (“PEO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective to ensure such that information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding disclosure.

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

We Have Failed to Pay Certain State and Federal Taxes and May be Subject to Penalties as a Result.

We are currently delinquent in remitting approximately $264,000 and $166,000 as of June 30, 2019 and December 31, 2018, respectively, of federal and state payroll taxes withheld from employees and the Company’s portion of state.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2019 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

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

On April 10, 2019, the Company issued a 10% OID convertible promissory note with a principal balance of $110,526 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On April 15, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On April 15, 2019, the Company issued a convertible promissory note with a principal balance of $63,000 with a one year maturity date. This convertible debenture converts at 61% of the lowest trading price during the 10 days prior to conversion.

On April 22, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On April 29, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On May 6, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $26,316 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On May 9, 2019, the Company issued a convertible promissory note with a principal balance of $46,000 with a one year maturity date. This convertible debenture converts at 61% of the lowest trading price during the 10 days prior to conversion.

On May 10, 2019, the Company issued a 10% OID convertible promissory note with a principal balance of $107,250 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On May 31 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $38,070 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 20 days prior to conversion.

On June 27 2019, the Company issued a 6% OID convertible promissory note with a principal balance of $240,000 with a nine month maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

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

10.1

Office Lease Agreement by and between Virtual Surveillance, LLC and GreenTech One, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2019)

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

DIRECTVIEW HOLDINGS, INC.

Date: August 14, 2019	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer

