Form 10-Q
period 2019-09-30
DIRECTVIEW HOLDINGS INC
filed 2019-11-14
CIK 1441769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2019

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

As of November 14, 2019, there were 2,238,108 shares outstanding of the registrant’s common stock.

DIRECTVIEW HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$191,913	$101,116
Accounts Receivable, net	230,483	234,546
Contract Assets	158,396	97,140
Inventory	101,858	108,805
Other Current Assets	81,391	149,340

Total Current Assets	764,041	690,947

PROPERTY AND EQUIPMENT, net	8,233	12,522

Goodwill	794,830	794,830
Right of Use Asset	815,045	-
Intangible Assets, net	321,190	476,115

Total Assets	$2,703,339	$1,974,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$804,750	$606,819
Credit Card Payable	325,902	305,093
Accrued Expenses	5,365,437	4,542,124
Lease Payable	130,949	-
Short Term Advances	146,016	146,015
Note Payable	116,792	165,355
Due to Related Parties	45,843	1,814
Note Payable - related party, current	52,000	52,000
Contract Liability	225,465	5,735
Convertible Promissory Notes, net of debt discounts of $2,274,147 and $3,105,166	5,797,003	4,257,574
Derivative Liability	19,336,000	11,959,000
Total Current Liabilities	32,346,157	22,041,529

Note Payable-related party, net of current portion	688,000	726,000
Lease Payable, net of current portion	684,096	-

Total Liabilities	33,718,253	22,767,529

Commitments and Contingencies (see Note 15)

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized; Series A (51 shares designated 51 shares issued and outstanding as of September 30, 2019 and December 31, 2018)	-	-
Common Stock ($0.0001 Par Value; 4,000,000,000 Shares Authorized; 1,849,475 and 940,059 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	185	94
Additional Paid-in Capital	19,243,421	18,658,799
Accumulated Deficit	(50,253,718)	(39,427,642)

Total DirectView Holdings, Inc. Stockholders’ Deficit	(31,010,112)	(20,768,749)

Non-Controlling Interest in Subsidiary	(4,802)	(24,366)

Total Stockholders’ Deficit	(31,014,914)	(20,793,115)

Total Liabilities and Stockholders’ Deficit	$2,703,339	$1,974,414

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

NET SALES:
Sales of Product	$774,798	$840,456	$1,955,951	$2,721,546
Services	183,479	166,960	621,076	597,648
Total Net Sales	958,277	1,007,416	2,577,027	3,319,194

COST OF SALES:
Cost of Product	520,774	375,550	1,090,307	1,296,954
Cost of Services	222,851	287,546	553,261	674,636
Total Cost of Sales	743,625	663,096	1,643,568	1,971,590

GROSS PROFIT	214,652	344,320	933,459	1,347,604

OPERATING EXPENSES:
Marketing and Public Relations	23,746	236,991	395,930	1,016,261
Rent	38,853	34,113	109,923	102,339
Depreciation	1,344	931	4,191	60,295
Amortization	51,642	51,642	154,925	154,925
Bad Debt Expense	-	-	2,676	-
Compensation and Related Taxes	418,357	259,426	1,197,926	909,333
Other Selling, General and Administrative	263,266	288,016	807,835	865,394

Total Operating Expenses	797,208	871,119	2,673,406	3,108,547

LOSS FROM OPERATIONS	(582,556)	(526,799)	(1,739,947)	(1,760,943)

OTHER INCOME (EXPENSES):
Loss on Change in Fair Value of Derivative Liabilities	(6,243,001)	(10,794,167)	(5,204,955)	(11,285,115)
Gain on change of derivative liabilities from note payable conversions	87,688	333,709	567,955	1,956,648
Gain on note payoff	189,000	-	189,000	-
Initial Derivative Expense	(442,000)	(1,760,885)	(1,117,004)	(2,468,667)
Amortization of Debt Discount	(992,376)	(499,438)	(2,445,674)	(1,062,934)
Amortization of Deferred Financing Costs	(48,941)	(12,833)	(137,972)	(19,785)
Other Income	2,422	-	2,422	3,215
Interest Expense	(331,858)	(246,289)	(920,337)	(716,592)

Total Other (Expense) Income	(7,968,065)	(12,979,903)	(9,066,565)	(13,593,230)

NET LOSS	(8,550,621)	(13,506,702)	(10,806,512)	(15,354,173)

Net (Loss) Income Attributable to Non-Controlling Interest	(17,958)	(10,888)	(19,564)	11,485

Net Loss Attributable to DirectView Holdings, Inc.	$(8,568,579)	$(13,517,590)	$(10,826,076)	$(15,342,688)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(5.15)	$(28.59)	$(6.86)	$(52.60)
Diluted	$(5.15)	$(28.59)	$(6.86)	$(52.60)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,664,554	472,781	1,577,723	291,682
Diluted	1,664,554	472,781	1,577,723	291,682

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2019 and 2018

	Preferred Stock		Common Stock		Additional		Non-	Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2018	51	$-	940,059	$94	$18,658,799	$(39,427,642)	$(24,366)	$(20,793,115)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			215,689	21	206,519			206,540

Issuance of Common Stock in connection with services rendered			72,000	7	143,993			144,000

Net loss for the period						(923,129)	(6,309)	(929,438)

Balance at March 31, 2019	51	$-	1,227,748	$122	$19,009,311	$(40,350,771)	$(30,675)	$(21,372,013)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			275,316	28	240,877			240,905

Issuance of Common Stock in connection with services rendered and cancellation of Common Stock, net			(38,000)	(3)	(83,695)			(83,698)

Net loss for the period						(1,334,368)	7,915	(1,326,453)

Balance at June 30, 2019	51	$-	1,465,064	$147	$19,166,493	$(41,685,139)	$(22,760)	$(22,541,259)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			322,411	32	51,265			51,297

Issuance of Common Stock in connection with services rendered			62,000	6	25,663			25,669

Net loss for the period						(8,568,579)	17,958	(8,550,621)

Balance at September 30, 2019	51	$-	1,849,475	$185	$19,243,421	$(50,253,718)	$(4,802)	$(31,014,914)

	Preferred Stock		Common Stock		Additional		Non-	Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2017	51	-	27,748	3	17,160,310	(29,396,982)	2,941	(12,233,728)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			192,927	20	958,282			958,302

Net loss for the period						(26,072,517)	(20,983)	(26,093,500)

Balance at March 31, 2018	51	$-	220,675	$23	$18,118,592	$(55,469,499)	$(18,042)	$(37,368,926)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			151,706	15	(382,351)			(382,336)

Issuance of Common Stock in connection with services rendered			16,000	2	71,998			72,000

Reclassification of derivative liability resulting from conversions of notes payable					1,547,327			1,547,327

Net income for the period						24,247,420	(1,390)	24,246,030

Balance at June 30, 2018	51	$-	388,381	$40	$19,355,566	$(31,222,079)	$(19,432)	$(11,885,905)

Issuance of Common Stock in connection with the conversion of convertible promissory notes and accrued interest			192,803	19	237,994			238,013

Issuance of Common Stock in connection with Form S-1			53,400	3	82,522			82,525

Issuance of Common Stock in connection with services rendered			-	-	-			-

Reclassification of derivative liability resulting from conversions of notes payable					314,330			314,330

Net income for the period						(13,517,590)	10,888	(13,506,702)

Balance at September 30, 2018	51	$-	634,584	$62	$19,990,412	$(44,739,669)	$(8,544)	$(24,757,738)

See accompanying notes to unaudited consolidated financial statements.

All share and per share amounts have been presented to give retroactive effect to a 1 for 500 reverse stock split that occurred July 30, 2019.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,806,512)	$(15,354,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,116	215,220
Stock compensation expense	85,971	72,000
Loss on change in fair value of derivative liabilities	5,204,955	11,285,115
Gain on note payoff	(189,000)	-
Gain on change of derivative liabilities from convertible note payable conversions	(567,955)	(1,956,648)
Initial derivative liability expense	1,117,004	2,468,667
Amortization of debt discount	2,445,674	1,062,934
Amortization of deferred financing costs	137,972	19,785
Amortization of original issue discount	178,663	59,661
(Increase) Decrease in:
Accounts receivable	4,063	(118,850)
Inventory	6,947	-
Other current assets	67,949	46,069
Other assets	-	5,035
Contract assets	(61,256)	-
Increase (Decrease) in:
Accounts payable	242,062	247,499
Accrued expenses	1,047,550	1,121,115
Contract liability	219,730	(109,657)

Cash used in Operating Activities	(707,067)	(936,228)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(10,738)
Adjustment of property and equipment	-	-

Net Cash Provided By (Used In) Investing Activities	-	(10,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(48,563)	(882,597)
Proceeds from convertible notes payable	1,688,996	2,514,000
Payments of convertible notes payable	(804,568)	(359,243)
Proceeds from common stock issuance	-	85,192
Repayments to line of credit	-	(260,658)
Payments to related parties	(38,000)	(38,000)

Net Cash Provided by Financing Activities	797,865	1,058,694

Net Increase in Cash and Cash Equivalents	90,797	111,728

Cash and Cash Equivalents- Beginning of Period	101,116	68,437

Cash and Cash Equivalents - End of Period	$191,913	$180,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$20,262	$71,146
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock (in connection with conversion of
convertible promissory notes and accrued interest)	$498,742	$791,936
Initial recognition of derivative liability as debt discount	$1,923,308	$2,468,667
Initial recognition of right of use asset and lease liability	$815,045	$815,045
Reclassification of derivative liability to additional paid in capital (in connection with the conversion of convertible promissory notes and accrued interest)	$567,955	$1,881,036

See accompanying notes to unaudited consolidated financial statements.

DIRECTVIEW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company, five wholly-owned subsidiaries, and a subsidiary with which the Company has a majority voting interest of approximately 58% (the other 42% is owned by non-controlling interests, including 5.55% which is owned by the Company’s Chief Executive Officer) as of September 30, 2019. In the preparation of the unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2019, the results of operations for the three and nine months ending September 30, 2019, and the cash flows for the nine months ending September 30, 2019, have been included. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2019 and December 31, 2018, the Company reflected a non-controlling interest of ($4,802) and ($24,366) in connection with our majority-owned subsidiary, DirectView Security Systems Inc., as reflected in the accompanying September 30, 2019 unaudited consolidated balance sheet and December 31, 2018 consolidated balance sheet, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash, bank and all highly liquid investments purchased with an original maturity of three months or less. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2019, and December 31, 2018 the Company had no bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2019 and December 31, 2018. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. At September 30, 2019 and December 31, 2018 there were not any cash equivalents.

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

Accounts Receivable

Accounts receivable is measured at amortized cost less allowance for uncollectible amounts. The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company uses specific identification of accounts to reserve possible uncollectible receivables. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2019 and December 31, 2018, management determined that an allowance was necessary which amounted to approximately $160,000. During the nine months ended September 30, 2019 and 2018, the Company respectively recognized $2,676 and $0 write-offs related to uncollectible accounts receivable.

Contract Assets

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned. As of September 30, 2019, and December 31, 2018, the Company had $158,396 and $97,140, respectively included on its balance sheets under Contract Assets.

Advertising

Advertising is expensed as incurred. Advertising expense for the nine months ended September 30, 2019 and 2018 was $395,930 and $1,016,261, respectively.

Shipping costs

Shipping costs are included in cost of sales for VS and Apex and shipping costs are included in other selling, general and administrative expenses for DVVS and were deemed to be not material for the nine months ended September 30, 2019 and 2018, respectively.

Inventory

Inventory, consisting of finished goods related to our products is stated at the lower of cost or net realizable value utilizing the first-in, first-out method. The Company acquires inventory for specific installation jobs. As a result, the Company generally orders inventory only as needed for installations. Due to the anticipation of customers’ needs the Company purchased inventory items and had $101,858 and $108,805 in inventory at September 30, 2019 and December 31, 2018, respectively.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2019 and 2018.

Intangible Assets

Intangible assets are reported at cost less accumulated amortization and impairments. The Company amortizes the below identifiable intangible assets over their useful lives on a straight-line basis as follows:

Customer Relationships	10 years
Brand	10 years
Technology	3 years
Occupancy Rights	10 years

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

Pursuant to Accounting Standards Update (“ASU”) 2018-07, for share-based payments to consultants and other third-parties, compensation expense is determined at the “grant date.” The expense is recognized over the service period of the award. The Company recorded stock-based compensation of $85,971 and $72,000 for employees during the nine months ended September 30, 2019 and 2018, respectively.

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

Revenue for video equipment sales and security surveillance equipment sales is recognized upon delivery and installation which the Company has determined is the point in time that control is transferred to the customer. Due to the nature of the Company’s business it is not practicable to return products, therefore the Company has determined that it is not necessary to estimate for sales returns and allowances. The Company’s manufacturers provide the highest quality products available. If there is a defect in a product related to materials or workmanship, the Company extends the manufacturer’s warranty to its customers. To date this process has never occurred. Therefore, no warranty liability is recorded.

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

The following table illustrates our revenue by type related to the nine months ended September 30, 2019 and 2018:

Period Ended September 30,	2019	2018
Sales of Product
Texas	$1,780,435	$2,599,511
New York	175,516	122,035
Total Sales of Product	1,955,951	2,721,546

Services
Texas	530,716	514,836
New York	90,360	82,812
Total Services	621,076	597,648
Total Net Sales	$2,577,027	$3,319,194

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers.

	September 30, 2019	December 31, 2018
Contract Assets	$158,396	$97,140
Contract Liability	$225,465	$5,735

Contract receivables are recognized when the receipt of consideration is unconditional.

During the nine months ended September 30, 2019, the Company recognized contract revenue of approximately $2,577,000.

As a practical expedient, the Company expenses the costs of sales commissions that are paid to its sales force associated with obtaining contracts less than one year in length in the period incurred.

Remaining Performance Obligations

The Company typically enters into contracts that are one year or less in length. As such, the remaining performance obligations at September 30, 2019 are equal to the contract liabilities disclosed above. The Company expects to recognize the full balance of the contract liabilities at September 30, 2019 within the next year.

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

During the nine months ended September 30, 2019, two customers accounted for 63% of revenues. During the nine months ended September 30, 2018, one customer accounted for 72% of revenues.

At September 30, 2019, three customers accounted for 61% of total accounts receivable. The following is a list of percentage of accounts receivable owed by the three customers:

Customer 1	18%
Customer 2	30%
Customer 3	13%
Total	61%

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

Net Income per Common Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At September 30, 2019 and December 31, 2018, the Company had approximately 79 million and 6.3 million share equivalents issuable pursuant to embedded conversion features, respectively. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2019, the Company had an accumulated deficit of approximately $50.3 million, a stockholders’ deficit of approximately $31 million and a working capital deficiency of approximately $32 million. The net cash used in operating activities for the nine months ended September 30, 2019 totaled $707,068. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. Management intends to attempt to raise funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The unaudited consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2019	December 31, 2018
Computer Equipment	1 year	$23,439	$23,438
Office Equipment	1 year	5,766	5,866
Telephone System	1 year	11,576	11,576
ERP Software	1 year	150,000	150,000
Vehicles	1 year	22,667	22,667
Furniture & Fixtures	2-3 years	2,000	2,000
Less: Accumulated depreciation		(207,215)	(203,025)
		$8,233	$12,522

For the nine months ended September 30, 2019 and 2018, depreciation expense amounted to $4,191 and $60,295, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets other than goodwill are amortized on a straight-line basis over their useful lives. Intangible assets consist of the following:

	September 30, 2019	December 31, 2018

Goodwill	$794,830	$794,830
Total	$794,830	$794,830

			Useful
	September 30, 2019	December 31, 2018	Lives

Right of Use Asset	$815,045	$-	10 years
Total	$815,045	$-

			Useful
	September 30, 2019	December 31, 2018	Lives
Intangible assets:
Customer Relationships	$95,000	$95,000	10 years
Brand	204,000	204,000	10 years
Technology	530,000	530,000	3 years
Total	829,000	829,000
Less: Accumulated amortization	(507,810)	(352,885)
	$321,190	$476,115

Amortization expense related to the intangible assets for the nine months ended September 30, 2019 and 2018 was $154,925 for each period.

NOTE 5 – NOTE PAYABLE - RELATED PARTY

In connection with the Securities Purchase Agreement dated April 20, 2017, (the “Purchase Agreement”), whereby the Company acquired Video Surveillance, LLC and Apex CCTV, LLC, (collectively, the “Acquisition Companies”), the Company executed a non-interest bearing Note Payable – related party with an initial principal amount of $830,000. The Note Payable – related party initial principal amount of $830,000 will be reduced by the calculated cash payout of $2,000 related to the terms in this Purchase Agreement and certain payments owed in accordance with the Employment Agreement with the former sole member and equity owner of each of the Acquisition Companies (the “Seller”) in the amount of $150,000. The terms of the Employment Agreement include $50,000 annually to be paid over a three year period commencing on April 20, 2017. Upon delivery by the Company of the final note payment to the Seller related to the Employment Agreement, this Note Payable – related party shall be forfeited and cancelled and of no further force or effect, and the Company shall have no further obligations on this Note Payable – related party. No payments have been remitted pursuant to the Cash Payout as of September 30, 2019. At September 30, 2019 and December 31, 2018, the balance of this Note Payable – related party was $740,000 and $778,000, respectively.

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

At September 30, 2019 and December 31, 2018, notes payable amounted to $116,792 and $165,355, respectively.

Accrued interest on the notes payable amounted to approximately $108,000 and $97,000 as of September 30, 2019 and December 31, 2018, respectively and is included in accrued expenses.

NOTE 7 – SHORT TERM ADVANCES

During prior years, the Company received advances from an unrelated party for operating expenses. These advances are payable in cash and are non-interest bearing and due on demand. The balance of these short term advances was $146,016 and $146,015 at September 30, 2019 and December 31, 2018, respectively.

NOTE 8 – ACCRUED EXPENSES

At September 30, 2019 and December 31, 2018, the Company had accrued expenses of $5,365,437 and $4,542,124, respectively. The following table displays the accrued expenses by category.

	September 30, 2019	December 31, 2018
Operating Expenses	$201,970	$235,826
Interest	2,640,663	2,169,257
Salaries	2,226,877	2,029,838
Sales Tax Payable	98,416	67,610
Payroll Liabilities	197,511	39,593
	$5,365,437	$4,542,124

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

	September 30, 2019	December 31, 2018
Secured convertible promissory notes	$8,071,148	$7,362,740

Debt discount liability	(1,920,602)	(2,554,282)

Debt discount original issue discount	(179,057)	(269,426)

Debt discount deferred financing	(174,486)	(281,458)
Secured convertible promissory notes, net	$5,797,003	$4,257,574

During the period January 1, 2019 through September 30, 2019, the Company issued various notes with 0%, 5% or 10% original issue discount (“OID”) convertible promissory notes with an aggregate principal balance of $1,906,623 with maturities of one year. These convertible debentures convert at 60% or 61% of the lowest trading price during either the 30, 20, or 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory notes the Company accounted for these conversion features as derivative liabilities. In connection herewith, the Company recorded an aggregate derivative liability of $1,549,000, OID of $81,628, deferred financing costs of $31,000, and debt discount of $1,811,996. The OID’s, deferred financing costs, and debt discounts are being amortized over the related term of each note.

During the nine months ended September 30, 2019 and 2018, amortization of debt discount amounted to $2,445,674 and $1,062,934, respectively.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2017 to September 30, 2019:

Conversion feature derivative liability
Balance at December 31, 2017	$3,953,369
Initial fair value of derivative liability recorded as debt discount	4,667,665
Initial fair value of derivative liability charged to other expense	2,468,667
Gain on change of derivative liabilities from convertible notes payable conversions	(2,507,705)
Loss on change in fair value included in earnings	3,377,004
Balance at December 31, 2018	$11,959,000
Initial fair value of derivative liability recorded as debt discount	1,811,996
Initial fair value of derivative liability charged to other expense	1,117,004
Gain on note payoff	(189,000)
Gain on change of derivative liabilities from convertible notes payable conversions	(567,955)
Loss on change in fair value included in earnings	5,204,955
Balance at September 30, 2019	$19,336,000

Total derivative liability at September 30, 2019 and December 31, 2018 amounted to $19,336,000 and $11,959,000, respectively. The change in fair value included in earnings of $4,573,955 is due in part to the quoted market price of the Company’s common stock decreasing from $1.71 at December 31, 2018 to $0.21 at September 30, 2019, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with Monte Carlo simulations at September 30, 2019:

Expected volatility	195% - 308%
Expected term	3 – 20 months
Risk-free interest rate	1.75% - 1.93%
Stock price	$0.21

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

During March 2019, the Company’s Chief Executive Officer agreed to convert approximately $1,800,000 in debt owed to him from the Company, consisting of money he invested and accrued compensation, into preferred shares of equity of the Company. At September 30, 2019, the agreed upon conversion had not yet occurred.

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

In July 2019, the Company issued 10,000 shares of common stock at the fair market value rate of $0.70 totaling $7,000 to an employee for services rendered. In September 2019, the Company issued another 52,000 shares of common stock at the fair market value rate of $0.36 totaling $18,668 to an employee for services rendered. The issuances were from the 96,000 shares of the Company’s common stock as registered on Form S-8 on February 19, 2019.

During the period of July 1, 2019 through September 30, 2019, the Company issued 322,411 shares of common stock at contractual rates ranging from $0.065 to $0.275 for the conversion of $40,518 in principal and $10,779 in accrued interest of convertible notes payable.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due to Related Parties

At September 30, 2019 and December 31, 2018, the Company had a payable to its Chief Executive Officer amounting to $45,843 and $1,814, respectively. The amount is considered short-term in nature and non-interest bearing.

Note Payable – related party

The following related party transactions have been presented on the balance sheet in Note Payable – related party. In connection with the Securities Purchase Agreement dated April 20, 2017, the Company executed a non-interest bearing note payable in the amount of $830,000, as further described in Note 5. During the three months ended March 31, 2019, the Company paid $12,000 related to this note payable. During the period of April 1, 2019 through June 30, 2019, the Company paid an additional $14,000 related to this note payable. During the period of July 1, 2019 through September 30, 2019, the Company paid an additional $12,000 related to this note payable. At September 30, 2019 and December 31, 2018, the balance of this note payable was $740,000 and $778,000, respectively.

NOTE 13 – BARTER REVENUE

The Company provides security systems and associated installation labor in exchange for business services. The Company recognizes revenue from these barter transactions when security systems are installed and recognizes deferred barter costs as other current assets until the barter transaction is completed and then recognizes the appropriate expense. The barter revenue is valued at the fair market value which is the selling price we sell to other third parties. There was no barter revenue for the nine months ended September 30, 2019 or September 30, 2018.

NOTE 14 - ACCRUED PAYROLL TAXES

At September 30, 2019, the Company maintained a liability related to current and certain unpaid payroll taxes of approximately $198,000, of which approximately $183,000 relates to current payroll taxes and approximately $15,000 relates to certain unpaid payroll taxes and includes interest and penalties. Although the Company has not received any notices from the IRS related to the unpaid payroll taxes, the Company confirmed the outstanding balances with the IRS. At December 31, 2018 the Company had approximately $40,000 recorded as a liability related to this matter. Such amounts are included in accrued expenses in the accompanying unaudited consolidated financial statements.

NOTE 15 – COMMITMENTS

Leases:

Effective January 1, 2019, the Company adopted the new lease accounting guidance in Accounting Standards Update No. 2016-02, Leases (Topic 842). The Company did not have any existing operating leases upon adoption of ASC Topic 842.

The Company’s current office space was leased under a four-year term which ended March 31, 2019. Prior to the expiration of the lease, the Company executed an extension for 60 days which began April 1, 2019 and continues month-to-month until the Company provides an advance 30-day termination notification. The monthly rent under the extension is $12,319.

On May 23, 2019, the Company entered into an Office Lease Agreement (the “Lease”). The Lease is for a term of one hundred twenty-four months for 7,873 square feet of Net Rentable Area. The commencement date of the lease was November 1, 2019. The terms of the lease agreement include a base annual rent initially in the sum of Zero Dollars ($0.00) per month for months 1 through 4 of the term, then in the sum of Nine Thousand One Hundred Eighty Five Dollars ($9,185) per month for months 5 through 16 of the term. Per the terms of the lease, the rent amount increases to Nine Thousand Eight Hundred Forty One Dollars ($9,841) per month for months 17 through 28 of the term, then continues to increase every twenty three months until the amount reaches Eleven Thousand Eight Hundred Ten Dollars ($11,810) per month for the duration of the lease term. The terms of the lease also include additional rent related to the tenants pro rata share of operating expenses such as utilities, water and sewage, waste pick up, cost and expenses for wages, salaries, employee benefits and taxes for employees of the landlord and persons performing janitorial and landscaping.

As a result of the adoption of the new lease accounting guidance, and the Lease the Company entered into on May 23, 2019, the Company recognized on September 1, 2019 (a) a lease liability of $815,045, which represents the present value of the remaining lease payments of $1,353,137, discounted using the Company’s incremental borrowing rate of 10%, and (b) a right-of-use asset of $815,045. As of September 30, 2019, the Company has not taken occupancy of the lease space.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2019:

2019	$21,825
2020	130,949
2021	130,949
2022	130,949
2023	130,949
Thereafter	807,517
Total lease payments	$1,353,137
Less: interest	538,092
Present value of lease payments	$815,045

Rent expense for the nine months ended September 30, 2019 and 2018 was $109,923 and $102,339, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company issued three convertible promissory notes with principal balances totaling approximately $207,000 with a maturity dates ranging from nine months to one year. These convertible debentures convert at 60% or 91% of the lowest trading price during the 10 - 30 days prior to conversions.

Subsequent to September 30, 2019, the Company issued 388,633 shares of common stock upon conversion of approximately $27,000 of convertible promissory notes and $750 in related fees. The notes were converted at contractual rate ranging from $0.0492 to $0.099.

On October 3, 2019, the Company entered into a binding Term Sheet For Settlement and Purchase of Convertible Promissory Notes (the “Binding Term Sheet”). Pursuant to the Binding Term Sheet, approximately $9,000,000 of the Company’s indebtedness shall be immediately reduced to $3,000,000 upon the sale of $3,000,000 of Company indebtedness to an investor, thereby effectively reducing and canceling the Company’s indebtedness by approximately $6,000,000. The purchase of the indebtedness shall be undertaken in two tranches – the purchase of $800,000 of indebtedness immediately following the execution of the Binding Term Sheet and the purchase of the remaining $2,200,000 of indebtedness on or before January 31, 2020.

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

Recent Developments

On July 26, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation for a 1-for-500 reverse stock split of the Company’s common stock (the “Reverse Split”). The Reverse Split took effect on July 31, 2019 in accordance with the approval received from the Financial Industry Regulatory Authority. All share and per share amounts have been presented to give retroactive effect to the Reverse Split.

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Net Sales

Overall, our net sales for the three months and nine months ended September 30, 2019 decreased approximately 5% and 22%, respectively from the comparable periods in 2018. The following table provides comparative data regarding the sources of our net sales and the change from 2018 to 2019:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	$	% of Total	$	% of Total	Variance
Sale of product	774,798	81%	840,456	83%	-8%
Service	183,479	19%	166,960	17%	10%
Total	958,277	100%	1,007,416	100%	-5%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	$	% of Total	$	% of Total	Variance
Sale of product	1,955,951	76%	2,721,546	82%	-28%
Service	621,076	24%	597,648	18%	4%
Total	2,577,027	100%	3,319,194	100%	-22%

Sales of product for the three months ended September 30, 2019 decreased approximately 8% as compared to the three months ended September 30, 2018. The decrease is attributed to a decrease in product sales across all segments. Service revenue increased by approximately 10% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase is attributed to the increase in service needs of customers.

Sales of product for the nine months ended September 30, 2019 decreased approximately 28% as compared to the nine months ended September 30, 2018. The decrease is attributed to softer product sales in 2019 versus 2018 across all segments. Service revenue increased by approximately 4% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase is attributed to higher service related jobs in 2019 versus 2018.

Net sales decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to the drivers discussed above. In an effort to continue to increase our sales in future periods, we believe we need to continue monitoring and growing the business related to the acquisition of VS and Apex during 2019, along with hiring additional sales staff to initiate telemarketing campaigns and to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, given our lack of working capital, we cannot assure that we will ever be able to successfully implement our current business strategy or increase our revenues in future periods.

Cost of Sales

Cost of product includes product and delivery costs relating to the sale of product revenue. Cost of services includes labor and installation for service revenue. Overall, cost of sales increased 12% and decreased 17% for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The following table provides comparative data regarding the breakdown of the cost of sales and the change from 2018 to 2019:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	$	% of Total	$	% of Total	Variance
Cost of product	520,774	70%	375,550	57%	39%
Cost of service	222,851	30%	287,546	43%	22%
Total	743,625	100%	663,096	100%	12%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	$	% of Total	$	% of Total	Variance
Cost of product	1,090,307	66%	1,296,954	66%	-16%
Cost of service	553,261	34%	674,636	34%	-18%
Total	1,643,568	100%	1,971,590	100%	-17%

During the three months ended September 30, 2019, our cost of product increased approximately 39% as compared to the three months ended September 30, 2018, which is related to an increase in warranty work and related product costs. Our cost of services for the three months ended September 30, 2019 increased 22% as compared to the three months ended September 30, 2018, which is related to an increase in service revenue for the same period.

During the nine months ended September 30, 2019, our cost of product decreased approximately 16% as compared to the nine months ended September 30, 2018, which is related to a decline in product costs. Our cost of services for the nine months ended September 30, 2019 decreased 18% as compared to the nine months ended September 30, 2018, which is related to a decrease in service labor due to in house employees versus outside contractors.

Total operating expenses for the three months ended September 30, 2019 were $797,208, a decrease of $73,911, or approximately 8.5%, from total operating expenses for the comparable three months ended September 30, 2018 of $871,119. This decrease is primarily attributable to a decline in marketing and public relations coupled with a decline in selling, general and administrative offset by an increase in compensation and related taxes. Total operating expenses for the nine months ended September 30, 2019 were $2,673,406, a decrease of $435,141, or approximately 14%, from total operating expenses for the comparable nine months ended September 30, 2018 of $3,108,547. This decrease is also attributable to a decline in marketing and public relations coupled with a decline in selling, general and administrative offset by an increase in compensation and related taxes.

Income (Loss) from Operations

We reported a loss from operations of $582,556 for the three months ended September 30, 2019, as compared to loss from operations of $526,799 for the three months ended September 30, 2018, representing an increase in loss from operations of $55,757 or 11%. For the nine months ended September 30, 2019, we reported a loss from operations of $1,739,947 for the nine months ended September 30, 2019, as compared to loss from operations of $1,760,943 for the nine months ended September 30, 2018, representing a decrease in loss from operations of $20,966 or 1.2%.

Other Income (Expense)

Total other expense was $7,968,065 for the three months ended September 30, 2019 as compared to total other expense of $12,979,903 for the three months ended September 30, 2018. The decrease in other expense was primarily attributable to a decrease in the loss on change in fair value of derivative liabilities, a decrease in initial derivative expense offset by an increase amortization of debt discount for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Total other expense was $9,066,565 for the nine months ended September 30, 2019 as compared to total other expense of $13,593,230 for the nine months ended September 30, 2018. The decrease in other expense was primarily attributable a decrease in the loss on change in fair value of derivative liabilities, a decrease in initial derivative expense offset by an increase amortization of debt discount for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Net Loss

We reported a net loss of $8,550,621 for the three months ended September 30, 2019, as compared to a net loss of $13,506,702 for the three months ended September 30, 2018. Net loss from non-controlling interest for the three months ended September 30, 2019 was $17,958 as compared to net loss of $10,888 for the three months ended September 30, 2018. We reported a net loss of $10,806,512 for the nine months ended September 30, 2019, as compared to a net loss of $15,354,173 for the nine months ended September 30, 2018. Net loss from non-controlling interest for the nine months ended September 30, 2019 was $19,564 as compared to net income of $11,485 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2019, we had a cash balance of $191,913 and a working capital deficit of $31,582,116.

We reported a net increase in cash for the nine months ended September 30, 2019 of $90,797. While we currently have no material commitments for capital expenditures, at September 30, 2019 we owed approximately $117,000 under various notes payable. During the nine months ended September 30, 2019, we raised $1,688,996 of proceeds through the issuance of convertible notes payable.

Accrued expenses were $5,365,437 at September 30, 2019 and consist of the following:

●	Accrued salaries for certain employees amounting to $2,226,877
●	Sales tax payable of $98,416
●	Accrued interest of $2,640,663
●	Accrued payroll liabilities and taxes of $197,511
●	Other accrued expenses of $201,970

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

During the period July 1, 2019 through September 30, 2019, the Company issued various notes with 0%, 5% or 10% original issue discount (“OID”) convertible promissory notes with an aggregate principal balance of $349,776 with maturities of one year. These convertible debentures convert at 60% or 61% of the lowest trading price during either the 30, 20, or 10 days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory notes the Company accounted for these conversion features as derivative liabilities. In connection herewith, the Company recorded an aggregate derivative liability of $442,000, OID of $9,589, deferred financing costs of $12,500, and debt discount of $330,688. The OID’s, deferred financing costs, and debt discounts are being amortized over the related term of each note. The aggregate balance of the convertible promissory notes issued in 2019 was $1,906,622 at September 30, 2019. The aggregate balance of the convertible promissory notes, net of OIDs, deferred financing costs, and debt discounts, at September 30, 2019 was $803,982.

We reported a net loss of $10,806,512 during the nine months ended September 30, 2019. At September 30, 2019 we had a working capital deficit of $31,582,116. We do not anticipate we will be profitable in 2019. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt and convertible debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore, we have debt obligations, which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Other than those disclosed above, we do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the financial statements for the year ended December 31, 2018 is a discussion regarding Going Concern.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 amounted to $707,067 and was primarily attributable to our net loss of $10,806,512, partially offset by adjustments to net loss items totaling $8,572,400. Working capital changes consisted of increases in accounts payable of $242,062, and accrued expenses of $1,047,550, contract liability of $219,730 and an increase in contract assets of $61,256. Working capital changes also consisted of decreases in accounts receivable of $4,063, other current assets of $67,949, and inventory of $6,947. Net cash used in operating activities for the nine months ended September 30, 2018 amounted to $936,228 and was primarily attributable to our net loss of $15,354,173, partially offset by non-cash items totaling $13,226,734. Working capital changes consisted of increases in accounts payable of $247,499, and accrued expenses of $1,121,115, partially offset by decreases in accounts receivable of $118,850, other current assets of $46,069, other assets of $5,035, and deferred revenue of $109,657.

Investing Activities

For the nine months ended September 30, 2019, there were no material investing activities. Net cash used in investing activities was $10,738 for the nine months ended September 30, 2018 and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $797,865 for the nine months ended September 30, 2019. We received proceeds from convertible notes payable of $1,688,996 which were partially offset by repayments of notes payable of $48,563, repayments of convertible notes payable of $804,568, and payments to a related party of $38,000. Net cash provided by financing activities was $1,058,694 for the nine months ended September 30, 2018. We received proceeds from convertible notes payable of $2,514,000 and issuance of common stock under an S-1 of $85,192. These amounts were partially offset by repayments of notes payables of $882,597, repayments of convertible notes payable of $359,243, repayments of our line of credit of $260,658, and payments to a related party of $38,000.

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

On May 23, 2019, the Company entered into an Office Lease Agreement (the “Lease”). The Lease is for a term of one hundred twenty-four months for 7,873 square feet of Net Rentable Area. The commencement date of the lease is November 2019.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, our Principal Executive Officer (“PEO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective to ensure such that information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding disclosure.

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

We Have Failed to Pay Certain State and Federal Taxes and May be Subject to Penalties as a Result.

We are currently delinquent in remitting approximately $324,000 and $166,000 as of September 30, 2019 and December 31, 2018, respectively, of federal and state payroll taxes withheld from employees and the Company’s portion of state.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2019 that were not previously disclosed in a current report on Form 8-K, or quarterly report on Form 10-Q.

On July 10, 2019, the Company issued a 10% OID convertible promissory note with a principal balance of $110,526 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 30 days prior to conversion.

On August 7, 2019, the Company issued a convertible promissory note with a principal balance of $53,000 with a one year maturity date. This convertible debenture converts at 61% of the lowest trading price during the 10 days prior to conversion.

On September 4, 2019, the Company issued a convertible promissory note with a principal balance of $65,000 with a one year maturity date. This convertible debenture converts at 61% of the lowest trading price during the 10 days prior to conversion.

On September 10, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $33,750 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 20 days prior to conversion.

On September 19, 2019, the Company issued a convertible promissory note with a principal balance of $35,000 with a one year maturity date. This convertible debenture converts at 61% of the lowest trading price during the 10 days prior to conversion.

On September 26, 2019, the Company issued a 5% OID convertible promissory note with a principal balance of $52,500 with a one year maturity date. This convertible debenture converts at 60% of the lowest trading price during the 20 days prior to conversion.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment to Articles of Incorporation, filed July 26, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2019)
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTVIEW HOLDINGS, INC.

Date: November 14, 2019	By:	/s/ Roger Ralston
Roger Ralston
Chief Executive Officer
Principal Executive Officer and Principal Financial Officer

